Form 10-Q
period 1996-03-31
AEROSPACE CREDITORS LIQUIDATING TRUST
filed 1996-05-14
CIK 908258

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1996         Commission File Number 0-21984


                     AEROSPACE CREDITORS LIQUIDATING TRUST
                           (Exact name of registrant)

        New York                                         13-7020026
 (State of organization)                             (I.R.S. Employer
                                                  Identification Number)

             245 Park Avenue, 44th Floor, New York, New York 10167 (Address of principal executive offices and zip code)

                                 (212) 808-0539
                        (Registrant's telephone Number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    --------        -------


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes    X         No
    -------         -------


Number of Units of Beneficial Interest outstanding as of May 10, 1996 was 3,302,250.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                     AEROSPACE CREDITORS LIQUIDATING TRUST

                     STATEMENT of NET ASSETS in LIQUIDATION

                         as of March 31, 1996 and 1995

                                 (In thousands)

                                    ------

                                                                       1996                     1995
                                                                     -------                  -------
Assets:
  Cash and temporary cash investments (Note 9)                     $    1,237                 $  2,201

  Restricted cash (Note 8)                                                 77                       17

  Marketable securities                                                     7

  Interest receivable                                                                               16

  Assets, at estimated fair value (Notes 4 and 5)                      10,047                   66,180
                                                                   ----------                 --------

          Total assets                                             $   11,368                 $ 68,414
                                                                   ==========                 ========

Liabilities:
  Estimated costs of liquidation (Notes 1 and 3)                   $    1,018                 $  5,846
                                                                   ----------                 --------

          Total liabilities                                        $    1,018                 $  5,846
                                                                   ==========                 ========

          Net assets in liquidation                                $   10,350                 $ 62,568
                                                                   ==========                 ========





                     The accompanying notes are an integral
                      part of these financial statements.

                     AEROSPACE CREDITORS LIQUIDATING TRUST

               STATEMENT of CHANGES in NET ASSETS in LIQUIDATION

                                 (In thousands)

                                    ------

                                                                       Three months             Three months
                                                                          ended                     ended
                                                                      March 31, 1996            March 31, 1995
                                                                      --------------            --------------
Changes in net assets in liquidation before distributions:
    Increase in interest and dividend income                          $         1                $       62
    Accrued interest and dividend income                                                                 16
    Increase in estimated fair value of
         assets in liquidation                                                242                     1,860
    Decrease in estimated costs
         of liquidation, net                                                  (15)                   (3,646)
                                                                      ------------               -----------

Net increase in net assets in
    liquidation before distributions                                  $       228                $   (1,708)
                                                                      ============               ===========


Distributions                                                                   4                    (2,968)

Net assets in liquidation, beginning
   of period                                                               10,118                    67,244
                                                                      ------------               -----------

Net assets in liquidation, end of period                              $    10,350                $   62,568
                                                                      ============               ===========





                     The accompanying notes are an integral
                      part of these financial statements.

                     AEROSPACE CREDITORS LIQUIDATING TRUST

                    STATEMENT of RECEIPTS and DISBURSEMENTS

                                 (In thousands)

                                    ------

                                                                       Three months             Three months
                                                                          ended                     ended
                                                                      March 31, 1996            March 31, 1995
                                                                      --------------            --------------
Receipts:
   Interest income                                                     $        3                $       81
                                                                       -----------               -----------

Total Receipts                                                         $        3                $       81
                                                                       ===========               ===========

Disbursements:
   Payments of estimated costs of
      liquidation:
         Trustee fees                                                  $      113                $      113
         Professional fees                                                     69                       249
         Other                                                                 91                        72
                                                                       -----------               -----------

Total Disbursements                                                    $      273                $      434
                                                                       ===========               ===========

Increase/(decrease) in cash and temporary
   cash investments before distributions                               $     (270)                     (353)

Distributions                                                                   4                    (2,968)
                                                                       -----------               -----------

Increase/(decrease) in cash                                            $     (266)               $   (3,321)

Cash, beginning of period                                                   1,580                     5,539
                                                                       -----------               -----------

Cash, end of period                                                    $    1,314                $    2,218
                                                                       ===========               ===========





                     The accompanying notes are an integral
                      part of these financial statements.

                     AEROSPACE CREDITORS LIQUIDATING TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                   ----------


1.      Basis of Presentation:

        The Aerospace Creditors Liquidating Trust (the "Trust") was established on June 28, 1993 in accordance with the LTV Second Modified Joint Plan of Reorganization (the "Plan") confirmed by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") by order dated May 26, 1993. The purpose of the Trust is to marshal, liquidate and distribute the Trust assets in an expeditious and orderly manner.

        The Trust issued certificates of beneficial interest ("CBIs") to holders of allowed claims against the LTV Aerospace and Defense Company ("Aerospace") in exchange for receiving certain assets deemed distributed to the creditors and contributed to the Trust. The Aerospace Creditors Liquidating Trust Agreement (the "Trust Agreement") provides that the Trust will terminate ten years from the date of the transfer of the Initial Trust Assets to the Trust, unless earlier termination is required by action of New York State law or CBI holders or by distribution of all Trust assets, unless extended for one-year renewal terms pursuant to the terms of the Trust Agreement.

        In accordance with the Trust Agreement, each Trustee shall be indemnified by and receive reimbursement from the Trust against and from any and all loss, liability or damage, including payment of attorney's fees and other costs of defending himself, which such Trustee may inure or sustain, without gross negligence or willful misconduct, in the exercise and performance of any of the powers and duties of such Trustee under the Trust Agreement.

        Preparation of the financial statements on the liquidating basis required that the Trustees make a number of assumptions regarding the value of the Trust's assets and the projected total cost of liquidating such assets and winding up the affairs of the Trust. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets reflected in the statements of net assets in liquidation as of March 31, 1996 and 1995.


2.      Significant Accounting Principles:

        Under the terms of the Plan, certain cash and temporary cash investments are restricted for various reserves, as described in Note
        9. In addition, temporary cash investment alternatives are limited to certain securities that comply with guidelines and regulations of the Internal Revenue Service ("IRS") concerning investments by liquidating trusts.

        Dividend and interest income is recorded as earned.

        The present value discount recorded in the estimated costs of liquidation is amortized using the interest method.

                     AEROSPACE CREDITORS LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                  ----------

3.      Estimated Costs of Liquidation:

        The estimated costs of liquidation represent the projected costs of operating the Trust through its expected economic life, which the Trustees estimate will extend to June 30, 1997, discounted using a 5.5% present value factor. These costs, which include staff, office space, professional fees, trustee fees and transfer agent fees are based on various assumptions regarding the administrative obligations, use of professionals and other matters. Actual costs are likely to differ from estimated costs and those differences may be significant.


4.      Valuation of Assets:

        Assets of the Trust are recorded at their estimated fair value. Generally, fair value is the amount which the Trust reasonably expects to receive upon a sale to a willing buyer. Estimated fair value is a good faith estimate determined by the Trustees based on the underlying characteristics of such assets, including but not limited to the size of investment, credit worthiness of the issuer, yield to maturity, status of litigation, and private bids. In addition, discount factors, including those related to the time value of money and risk associated with collection, have been applied to these assets to arrive at estimated fair value. Fair value, determined as described above, may differ from the eventual realizable value of the assets, which can fluctuate over time in light of business, legal and economic conditions and the financial results of the obligor. These differences may be significant.


5.      Trust Assets:

        The Trust assets were distributed to the Aerospace Creditors on June 28, 1993, (the "Effective Date") and immediately thereafter were transferred to the Trust which then issued CBIs to the Aerospace Creditors.

        (A) On April 27, 1995, the Trust sold the AMG Obligations and the AMG Stock to AM General (the "Sale") for a gross purchase price of $46,946,000, representing a discount on the outstanding face amount of the AMG Obligations and the rights to the AMG Stock (including accrued interest on the Adjustment Promissory Note), at an annualized discount rate equal to fifteen percent (15%), resulting in a gain of $5,771,000. On that same date, the Trust paid $400,000 to The LTV Corporation ("LTV") in full and complete satisfaction of any and all claims that LTV could assert with respect to any of the proceeds from the Sale (the "LTV Payment"). This resulted in net proceeds to the Trust of $46,546,000. Upon the receipt of the proceeds of the Sale, the Trust released all the liens it held which secured the AMG Obligations.

                     AEROSPACE CREDITORS LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                  ----------

                 The $46,546,000 net proceeds that the Trust received from the Sale were applied to each of the AMG Obligations and the AMG Stock as follows:

                                                                                  ($000)
                                                                              Present Value
                                                                              -------------
                 Adjustment Promissory Note (principal)                            $ 15,200
                 Adjustment Promissory Note (interest)                                3,451
                 Earn-Out Payments                                                   12,923
                 Confidentiality and Non-Competition Payments                         8,482
                 PUT Option                                                           6,490
                                                                                   --------

                 TOTAL                                                             $ 46,546
                                                                                   ========

        (B) On November 1, 1995, the Trust settled the McDonnell Douglas Cause of Action with McDonnell Douglas Corp. and LTV for a cash payment to the Trust of $16,500,000. The settlement resulted in a loss of $300,000 from the estimated fair value of $16,800,000.

        (C) INITIAL THOMSON LITIGATION PROCEEDS. The Initial Thomson Litigation Proceeds are the first $10 million in proceeds, plus a pro rata portion of any interest actually received by LTV under any judgment or settlement (to be paid without any deduction for legal fees or costs incurred by LTV) actually received pursuant to the contractual claims of Aerospace in the action entitled LTV Aerospace and Defense Co. v. Thomson-CSF S.A., Adv. Proc. No. 920-9531A (Bankr. S.D.N.Y.) (the "Thomson Litigation").

                 On the Effective Date of the Plan, LTV granted the Trust a first priority security interest in Aerospace's contractual claims against Thomson-CSF S.A. ("Thomson") arising out of an April 1992 agreement which provided for the transfer to Thomson of substantially all of Aerospace's missiles division assets. The agreement provided for Thomson to pay a non-refundable fee of $20 million in the event that certain United States governmental approvals were not obtained and Thomson did not proceed with the closing. On July 28, 1992, Thomson advised LTV that it would not proceed with the closing. LTV demanded and Thomson refused payment of the $20 million reverse break-up fee. On August 3, 1992, LTV filed a complaint on behalf of Aerospace in the Bankruptcy Court seeking payment of the $20 million reverse break-up fee plus interest, attorneys' fees and costs and compensatory damages.

                 On August 23, 1995, the Bankruptcy Court ruled in favor of LTV and ordered Thomson to pay LTV, Vought Industries, Inc. and Vought International, Inc. the sum of $20 million, with interest thereon at the rate of nine percent (9%) from August 1, 1992 to August 23, 1995. Thomson has appealed the ruling to the United States District Court for the Southern District of New York.

                 Pursuant to the Plan, if the Initial Thomson Litigation Proceeds actually received by the Trust, following final termination of the Thomson Litigation,

                     AEROSPACE CREDITORS LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                  ----------

                 are less than $10 million, LTV will promptly pay to the Trust the difference between $10 million and the Initial Thomson Litigation Proceeds actually received by the Trust (the "Thomson Shortfall").

                 The payment due to the Trust from LTV with respect to any Thomson Shortfall will be paid within 10 days after any settlement of the Thomson Litigation or after entry of a judgment in the Thomson Litigation which is no longer subject to appeal, and will be paid, at LTV's option, in cash or in LTV Common Stock or other LTV publicly-traded security, priced at the then-market price of the stock or security.


6.      Taxes:

        The Trust was formed as a grantor trust, and thus, in its filings with the IRS, the Trust itself is not a taxable entity. Accordingly, each initial holder of a CBI is required to report on his federal tax return his allocable share of any income, gain, loss, deduction or credit recognized or incurred by the Trust. The Trust's tax basis in assets transferred from holders of claims against Aerospace in connection with the Plan generally equals the fair market value of such assets as of June 28, 1993.


7.      Certificates of Beneficial Interest:

        The Trust issued 3,302,250 units of beneficial interest (the "Units") on September 30, 1993 to holders of allowed claims in Classes 4.30,
        5.30 and 7.30, the date registration of the Trust's CBIs became effective on Form 10. As of March 31, 1996, 3,298,782 Units had been distributed to holders of allowed claims. The remaining 3,468 Units are held in an escrow account, as described in Note 8, for the benefit of, and pending distribution to, the proper holders of allowed claims.

        The CBIs were approved by the Pacific Stock Exchange on August 3, 1993, with trading activity authorized as of September 22, 1993. The last trade on the Pacific Stock Exchange for the first quarter of 1996, which occurred on March 1, 1996, was for $2.88.


8.      Distributions from the Trust:

        The Trust Agreement provides for distributions to be made as often as, and in the discretion and judgment of the Trustees, there are monies in an amount sufficient to render feasible a distribution of cash or other property to CBI holders, but no less often than annually (subject to there being at least $3 million in cash or other non-cash property designated by the Trustees available for distribution). Such distributions are made to CBI holders based upon the number of Units owned as of the record date determined by the Trustees.

                     AEROSPACE CREDITORS LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                  ----------

        Since inception, the Trust has made the following cash distributions:

        (i)      $4,590,127.50 ($1.39 per Unit) on March 15, 1994 to holders of record as of March 7, 1994;

        (ii) $2,245,530 ($0.68 per Unit) on June 3, 1994 to holders of record as of May 23, 1994;

        (iii) $2,972,025 ($0.90 per Unit) on February 24, 1995 to holders of record as of February 10, 1995;

        (iv)     $42,268,800 ($12.80 per Unit) on June 14, 1995 to holders of record as of May 31, 1995; and

        (v) $20,473,950 ($6.20 per Unit) on December 8, 1995 to holders of record as of November 24, 1995.

        The Trust has established an Escrow Account for the purpose of holding undistributed Units and distributions allocated to such Units. The total unclaimed funds as of March 31, 1996 was $76,822.76.


9.      Cash and Temporary Cash Investment:

        In addition to the Trust Assets, the Trust received $1 million in cash (the "Expense Fund") from LTV on the Effective Date, to be used solely to cover the expenses of the Trust incurred after the Effective Date, including any legal expenses, trustee fees and expenses, costs of registration under the federal and state securities laws, costs of audit and similar expenses. Also on the Effective Date, the Trustees established an additional cash reserve in an amount of $3.5 million ("Cash Reserve") for payment of expenses beyond the amount of the Expense Fund. Any amount of such Cash Reserve, which is not required to pay such expenses, will be held for distribution as part of the Trust Assets.

        The Trustees are responsible for establishing any additional cash reserves for the payment of expenses from any proceeds received from the liquidation of the Trust Assets after the Effective Date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Trust was established for the purpose of liquidating certain assets. The Trust Agreement prohibits the Trustees from engaging in any business. No part of the assets of the Trust or the proceeds, revenue or income therefrom can be used or disposed of by the Trustees in furtherance of any business.

        The assets of the Trust currently consist of (i) the Cash Reserve of approximately $1,300,000, and (ii) the proceeds from the Thomson Litigation, as described more fully below in Item 1 of Part II. The Trustees do not expect to make another cash distribution until the Trust receives proceeds, if any, from the Thomson Litigation.

        The Trust's source of funds as of March 31, 1996 is the Cash Reserve and the income received from and the liquidation of the assets of the Trust. Other than interest income of $3,000 from the Trust's temporary cash investments, as compared to interest income of $81,000 received during the three months ended March 31, 1995, the Trust did not receive any other income during this period. The decline in interest income is a result of lower cash investments during the current period as compared to larger cash investments in 1995 before distributions of cash to CBI holders in February 1995. The Trust incurred liquidation costs of $273,000 during the three months ended March 31, 1996 as compared to $434,000 during the three months ended March 31, 1995, consisting primarily of professional fees (including fees related to disclosure reporting under the securities laws and accounting fees), fees to the Trustees of the Trust, annual insurance premium for Trustees' insurance and fees for office space. The decrease in liquidation costs for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to the elimination of litigation fees as a result of the settlement of the McDonnell Douglas Cause of Action in November 1995.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                 On August 23, 1995, the Bankruptcy Court ruled in favor of LTV in the action entitled LTV Aerospace and Defense Co. v. Thomson-CSF S.A., Adv. Proc. No. 92-9531A (Bankr. S.D.N.Y.) (the "Thomson Litigation"). The Bankruptcy Court ordered Thomson to pay LTV, Vought Industries, Inc. and Vought International, Inc. the sum of $20 million, with interest thereon at the rate of nine percent (9%) from August 1, 1992 to August 23, 1995. The Trust is entitled to the first $10,000,000 in proceeds, plus a pro rata portion of any interest actually received by LTV under any judgment or settlement of the Thomson Litigation, without deduction for legal and professional fees and expenses incurred (the "Initial Thomson Litigation Proceeds"). For as long as the Thomson Litigation is subject to appeal and possible reversal, there is no assurance that LTV and the Trust will actually receive any interest. As set forth in Note 5(C) to the Trust's financial statements, if the Initial Thomson Litigation Proceeds actually received by the Trust (to be paid without any deduction for legal fees or costs incurred by LTV) following final termination of the Thomson Litigation, are less than $10 million, LTV is required to promptly pay to the Trust (the "LTV Guaranty") the difference between $10 million and the Initial Thomson Litigation Proceeds actually received by the Trustees (the "Thomson Shortfall").

        Thomson has appealed the ruling to the United States District Court for the Southern District of New York and oral argument has been scheduled for July 2, 1996. LTV remains responsible for the costs of the Thomson Litigation. A final resolution of the Thomson Litigation could take a significant amount of time to achieve. Any payments to be made by LTV on the Thomson Shortfall, if any, pursuant to the LTV Guaranty are not required until after entry of a judgment in the Thomson Litigation which is no longer subject to appeal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits:

                 27     Financial Data Schedule


        (b)      Reports on Form 8-K

                 No reports on Form 8-K were filed by the Trust during the first quarter of 1996.

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AEROSPACE CREDITORS LIQUIDATING TRUST
                                             (Registrant)



                                BY:   /s/ MARK M. FELDMAN
                                    ----------------------------------------
                                    Mark M. Feldman
                                    Trustee



                                BY:   /s/ BRADFORD T. WHITMORE
                                    ---------------------------------------
                                    Bradford T. Whitmore
                                    Trustee



                                BY:   /s/ PAUL S. WOLANSKY
                                    -----------------------------------------
                                    Paul S. Wolansky
                                    Trustee


Dated:  May 14, 1996

                                 EXHIBIT INDEX


Exhibit No.
- - -----------

     27          Financial Data Schedule