Form 10-Q
period 1996-06-30
AEROSPACE CREDITORS LIQUIDATING TRUST
filed 1996-08-12
CIK 908258

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 1996          Commission File Number 0-21984


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

Yes    X         No
    --------        ---------


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes    X         No
    -------         ---------


Number of Units of Beneficial Interest outstanding as of August 12, 1996 was 3,302,250.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                     AEROSPACE CREDITORS LIQUIDATING TRUST

                     STATEMENT of NET ASSETS in LIQUIDATION

                          as of June 30, 1996 and 1995

                                 (In thousands)

                                   ---------




                                                                       1996                     1995
                                                                     -------                  -------
Assets:
  Cash and temporary cash investments (Note 9)                    $    1,104                $    6,621

  Restricted cash (Note 8)                                                83                        68

  Interest receivable                                                      5

  Assets, at estimated fair value (Notes 4 and 5)                     10,300                    25,852
                                                                  ----------                ----------

          Total assets                                            $   11,492                $   32,541
                                                                  ==========                ==========

Liabilities:
  Estimated costs of liquidation (Notes 1 and 3)                  $      896                $    5,711
                                                                  ----------                ----------

          Total liabilities                                       $      896                $    5,711
                                                                  ==========                ==========

          Net assets in liquidation                               $   10,596                $   26,830
                                                                  ==========                ==========





                     The accompanying notes are an integral
                      part of these financial statements.

                     AEROSPACE CREDITORS LIQUIDATING TRUST

               STATEMENT of CHANGES in NET ASSETS in LIQUIDATION

                                (In thousands)

                                   ----------


                                                                       Three months              Six months
                                                                          ended                     ended
                                                                      June 30, 1996             June 30, 1996
                                                                      -------------             -------------
Changes in net assets in liquidation before distributions:
    Increase in interest and dividend income                                                     $        1
    Accrued interest and dividend income                                $       5                         5
    Loss on sale of marketable securities                                      (1)                       (1)
    Increase in estimated fair value of
         assets in liquidation                                                253                       495
    Decrease in estimated costs
         of liquidation, net                                                  (13)                      (28)
                                                                        ----------               -----------

Net increase in net assets in
    liquidation before distributions                                    $     244                $      472
                                                                        ==========               ===========


Distributions                                                                   2                         6

Net assets in liquidation, beginning
   of period                                                               10,350                    10,118
                                                                        ----------               -----------

Net assets in liquidation, end of period                                $  10,596                $   10,596
                                                                        ==========               ===========





                     The accompanying notes are an integral
                      part of these financial statements.

                     AEROSPACE CREDITORS LIQUIDATING TRUST

                    STATEMENT of RECEIPTS and DISBURSEMENTS

                                 (In thousands)

                                   ----------


                                                                       Three months              Six months
                                                                          ended                     ended
                                                                      June 30, 1996             June 30, 1996
                                                                      -------------             -------------
Receipts:
   Interest income                                                                              $         3
   Proceeds from sale of The LTV Corporation
     common stock                                                     $         6               $         6
                                                                      ------------              ------------

Total Receipts                                                        $         6               $         9
                                                                      ============              ============

Disbursements:
   Payments of estimated costs of
      liquidation:
         Trustee fees                                                 $        97                $      210
         Professional fees                                                     32                       101
         Other                                                                  6                        97
                                                                      ------------               -----------

Total Disbursements                                                   $       135                $      408
                                                                      ============               ===========

Decrease in cash and temporary
   cash investments before distributions                              $       129                $      399

Distributions                                                                   2                         6
                                                                      ------------               -----------

Decrease in cash                                                      $       127                $      393

Cash, beginning of period                                                   1,314                     1,580
                                                                      ------------               -----------

Cash, end of period                                                   $     1,187                $    1,187
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

        Preparation of the financial statements on the liquidating basis required that the Trustees make a number of assumptions regarding the value of the Trust's assets and the projected total cost of liquidating such assets and winding up the affairs of the Trust. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets reflected in the statements of net assets in liquidation as of June 30, 1996 and 1995.


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

                     AEROSPACE CREDITORS LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------


                 The $46,546,000 net proceeds that the Trust received from the Sale were applied to each of the AMG Obligations and the AMG Stock as follows:

                                                                                  ($000)
                                                                              Present Value
                                                                              -------------
                 Adjustment Promissory Note (principal)                            $ 15,200
                 Adjustment Promissory Note (interest)                                3,451
                 Earn-Out Payments                                                   12,923
                 Confidentiality and Non-Competition Payments                         8,482
                 PUT Option                                                           6,490
                                                                                  ---------

                 TOTAL                                                             $ 46,546
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

                 On August 23, 1995, the Bankruptcy Court ruled in favor of LTV and ordered Thomson to pay LTV, Vought Industries, Inc. and Vought International, Inc. the sum of $20 million, with interest thereon at the rate of nine percent (9%) from August 1, 1992 to August 23, 1995. Thomson appealed the ruling to the United States District Court for the Southern District of New York (the "District Court").

                     AEROSPACE CREDITORS LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------


                 The District Court heard oral argument on this matter on July 2, 1996 and on July 30, 1996, the District Court affirmed the Bankruptcy Court's ruling in favor of LTV. Thomson has the right to appeal the decision of the District Court to the United States Court of Appeals for the Second Circuit.

                 If LTV prevails at the end of the appeal process, the Initial Thomson Litigation Proceeds may include interest after August 23, 1995. However, for as long as the Thomson Litigation is subject to appeal and possible reversal, there is no assurance that LTV and the Trust will actually receive any interest.

                 Pursuant to the Plan, if the Initial Thomson Litigation Proceeds actually received by the Trust, following final termination of the Thomson Litigation, are less than $10 million, LTV will promptly pay to the Trust the difference between $10 million and the Initial Thomson Litigation Proceeds actually received by the Trust (the "Thomson Shortfall").

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


7.      Certificates of Beneficial Interest:

        The Trust issued 3,302,250 units of beneficial interest (the "Units") on September 30, 1993 to holders of allowed claims in Classes 4.30,
        5.30 and 7.30, the date registration of the Trust's CBIs became effective on Form 10. As of June 30, 1996, 3,298,782 Units had been distributed to holders of allowed claims. The remaining 3,468 Units are held in an escrow account, as described in Note 8, for the benefit of, and pending distribution to, the proper holders of allowed claims.

        The CBIs were approved by the Pacific Stock Exchange on August 3, 1993, with trading activity authorized as of September 22, 1993. The last trade on the Pacific Stock Exchange for the second quarter of 1996, which occurred on June 13, 1996, was for $2.75.

                     AEROSPACE CREDITORS LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------


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

        Since inception, the Trust has made the following cash distributions, in the aggregate amount of $72,550,432.50 ($21.97 per Unit):

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

        (ii) $2,245,530 ($0.68 per Unit) on June 3, 1994 to holders of record as of May 23, 1994;

        (iii) $2,972,025 ($0.90 per Unit) on February 24, 1995 to holders of record as of February 10, 1995;

        (iv)     $42,268,800 ($12.80 per Unit) on June 14, 1995 to holders of record as of May 31, 1995; and

        (v) $20,473,950 ($6.20 per Unit) on December 8, 1995 to holders of record as of November 24, 1995.

        The Trust has established an Escrow Account for the purpose of holding undistributed Units and distributions allocated to such Units. The total unclaimed funds as of June 30, 1996 was $82,576.79.


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

        The assets of the Trust currently consist of (i) the Cash Reserve of approximately $1,104,000, and (ii) the proceeds from the Thomson Litigation, as described more fully below in Item 1 of Part II. The Trustees do not expect to make another cash distribution until the Trust receives proceeds, if any, from the Thomson Litigation.

        The Trust's source of funds as of June 30, 1996 is the Cash Reserve and the income received from and the liquidation of the assets of the Trust. Other than the receipt of approximately $6,000 from the sale of 492 shares of LTV common stock, the Trust had only interest income of $3,000 during the six month period ended June 30, 1996 (and accrued interest of $5,000 during the three and six month periods ended June 30, 1996) from the Trust's temporary cash investments, as compared to interest income of $363,000 and $425,000 during the three and six month periods ended June 30, 1995. The decline in interest income is a result of lower cash investments during the current period as compared to larger cash investments in 1995 before distributions of cash to CBI holders in February and June 1995. The Trust incurred liquidation costs of $135,000 and $408,000 during the three and six month periods ended June 30, 1996 as compared to $620,000 and $1,054,000 during the three and six month periods ended June 30, 1995 (including the $400,000 LTV Payment), consisting primarily of professional fees (including fees related to disclosure reporting under the securities laws and accounting fees), fees to the Trustees of the Trust, annual insurance premium for Trustees' insurance and fees for office space. The decrease in liquidation costs for the periods ended June 30, 1996 as compared to the same periods in 1995 is primarily due to the elimination of litigation fees as a result of the settlement of the McDonnell Douglas Cause of Action in November 1995.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                 On July 30, 1996, the United States District Court for the Southern District of New York (the "District Court") affirmed the Bankruptcy Court's ruling in favor of LTV in the action entitled LTV Aerospace and Defense Co. v. Thomson-CSF S.A., Adv. Proc. No. 92-9531A (Bankr. S.D.N.Y.) (the "Thomson Litigation"). The Bankruptcy Court had ordered Thomson to pay LTV, Vought Industries, Inc. and Vought International, Inc. the sum of $20 million, with interest thereon at the rate of nine percent (9%) from August 1, 1992 to August 23, 1995. The Trust is entitled to the first $10,000,000 in proceeds, plus a pro rata portion of any interest actually received by LTV under any judgment or settlement of the Thomson Litigation, without deduction for legal and professional fees and expenses incurred (the "Initial Thomson Litigation Proceeds"). If LTV prevails at the end of the appeal process, the Initial Thomson Litigation Proceeds may include interest after August 23, 1995. However, for as long as the Thomson Litigation is subject to appeal and possible reversal, there is no assurance that LTV and the Trust will actually receive any interest. As set forth in Note 5(C) to the Trust's financial statements, if the Initial Thomson Litigation Proceeds actually received by the Trust (to be paid without any deduction for legal fees or costs incurred by LTV) following final termination of the Thomson Litigation, are less than $10 million, LTV is required to promptly pay to the Trust (the "LTV Guaranty") the difference between $10 million and the Initial Thomson Litigation Proceeds actually received by the Trustees (the "Thomson Shortfall").

        Thomson has the right to appeal the decision of the District Court to the United States Court of Appeals for the Second Circuit. LTV remains responsible for the costs of the Thomson Litigation. A final resolution of the Thomson Litigation could take a significant amount of time to achieve. Any payments to be made by LTV on the Thomson Shortfall, if any, pursuant to the LTV Guaranty are not required until after entry of a judgment in the Thomson Litigation which is no longer subject to appeal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits:

                 27     Financial Data Schedule


        (b)      Reports on Form 8-K

                 No reports on Form 8-K were filed by the Trust during the second quarter of 1996.

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AEROSPACE CREDITORS LIQUIDATING TRUST
                                           (Registrant)



                             BY:     /s/ MARK M. FELDMAN
                                   ---------------------------------------
                                   Mark M. Feldman
                                   Trustee



                             BY:     /s/ BRADFORD T. WHITMORE
                                   ---------------------------------------
                                   Bradford T. Whitmore
                                   Trustee



                             BY:     /s/ PAUL S. WOLANSKY
                                   ---------------------------------------
                                   Paul S. Wolansky
                                   Trustee


Dated:  August 12, 1996

                                 EXHIBIT INDEX


Exhibit No.

     27          Financial Data Schedule