Form 10-Q
period 1996-09-30
AEROSPACE CREDITORS LIQUIDATING TRUST
filed 1996-11-13
CIK 908258

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1996     Commission File Number 0-21984


                     AEROSPACE CREDITORS LIQUIDATING TRUST
                           (Exact name of registrant)

       New York                                               13-7020026
(State of organization)                                    (I.R.S. Employer
                                                          Identification Number)

            444 Madison Avenue, 7th Floor, New York, New York  10622
             (Address of principal executive offices and zip code)

                                 (212) 317-8292
                        (Registrant's telephone Number)

             245 Park Avenue, 44th Floor, New York, New York  10167
                 (Former address, if changed since last report)


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

Yes    X         No
    --------        ---------

Number of Units of Beneficial Interest outstanding as of November 12, 1996 was 3,302,250.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                     AEROSPACE CREDITORS LIQUIDATING TRUST

                     STATEMENT of NET ASSETS in LIQUIDATION

                       as of September 30, 1996 and 1995

                                 (In thousands)

                                   ---------




                                                                       1996                     1995
                                                                     -------                  -------
Assets:
  Cash and temporary cash investments (Note 9)                       $    948                 $  5,582

  Restricted cash (Note 8)                                                 83                       67

  Interest receivable                                                      13

  Assets, at estimated fair value (Notes 4 and 5)                      10,559                   26,359
                                                                     --------                 --------

          Total assets                                               $ 11,603                 $ 32,008
                                                                     ========                 ========

Liabilities:
  Estimated costs of liquidation (Notes 1 and 3)                     $    747                 $  4,673
                                                                     --------                 --------

          Total liabilities                                          $    747                 $  4,673
                                                                     ========                 ========

          Net assets in liquidation                                  $ 10,856                 $ 27,335
                                                                     ========                 ========





                     The accompanying notes are an integral
                      part of these financial statements.

                     AEROSPACE CREDITORS LIQUIDATING TRUST

               STATEMENT of CHANGES in NET ASSETS in LIQUIDATION

                                 (In thousands)

                                   ----------


                                                                       Three months              Nine months
                                                                          ended                     ended
                                                                    September 30, 1996        September 30, 1996
                                                                    ------------------        ------------------
Changes in net assets in liquidation before distributions:
    Increase in interest and dividend income                             $      3                  $      4
    Accrued interest and dividend income                                        8                        13
    Loss on sale of marketable securities                                                                (1)
    Increase in estimated fair value of
         assets in liquidation                                                260                       755
    Decrease in estimated costs
         of liquidation, net                                                  (11)                      (39)
                                                                         ---------                 ---------

Net increase in net assets in
    liquidation before distributions                                          261                       733


Distributions                                                                   0                         6

Net assets in liquidation, beginning
   of period                                                               10,596                    10,118
                                                                         ---------                 ---------

Net assets in liquidation, end of period                                 $ 10,856                  $ 10,856
                                                                         =========                 =========





                     The accompanying notes are an integral
                      part of these financial statements.

                     AEROSPACE CREDITORS LIQUIDATING TRUST

                    STATEMENT of RECEIPTS and DISBURSEMENTS

                                 (In thousands)

                                   ----------


                                                                       Three months              Nine months
                                                                          ended                     ended
                                                                    September 30, 1996        September 30, 1996
                                                                    ------------------        ------------------
Receipts:
   Interest income                                                              4                $        7
   Proceeds from sale of The LTV Corporation
     common stock                                                     $                          $        6
                                                                      ------------             -------------

Total Receipts                                                        $         4                $       13
                                                                      ============             =============

Disbursements:
   Payments of estimated costs of
      liquidation:
         Trustee fees                                                 $       105                $      315
         Professional fees                                                     26                       128
         Other                                                                 28                       125
                                                                      ------------             -------------

Total Disbursements                                                   $       159                $      568
                                                                      ============               ===========

Decrease in cash and temporary
   cash investments before distributions                              $       155                $      555

Distributions                                                                   0                         6
                                                                     -------------              ------------

Decrease in cash                                                      $       155                $      549

Cash, beginning of period                                                   1,186                     1,580
                                                                      ------------               -----------

Cash, end of period                                                   $     1,031                $    1,031
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

        Preparation of the financial statements on the liquidating basis required that the Trustees make a number of assumptions regarding the value of the Trust's assets and the projected total cost of liquidating such assets and winding up the affairs of the Trust. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets reflected in the statements of net assets in liquidation as of September 30, 1996 and 1995.


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

        (A) On November 1, 1995, the Trust settled the McDonnell Douglas Cause of Action with McDonnell Douglas Corp. and LTV for a cash payment to the Trust of $16,500,000. The settlement resulted in a loss of $300,000 from the estimated fair value of $16,800,000.

        (B) INITIAL THOMSON LITIGATION PROCEEDS. The Initial Thomson Litigation Proceeds are the first $10 million in proceeds, plus a pro rata portion of any interest actually received by LTV under any judgment or settlement (to be paid without any deduction for legal fees or costs incurred by LTV) actually received pursuant to the contractual claims of Aerospace in the action entitled LTV Aerospace and Defense Co. v. Thomson-CSF S.A., Adv. Proc. No. 920-9531A (Bankr. S.D.N.Y.) (the "Thomson Litigation").

                 On the Effective Date of the Plan, LTV granted the Trust a first priority security interest in Aerospace's contractual claims against Thomson-CSF S.A.

                     AEROSPACE CREDITORS LIQUIDATING TRUST

                                  ----------

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

                 The District Court heard oral argument on this matter on July 2, 1996 and on July 30, 1996, the District Court affirmed the Bankruptcy Court's ruling in favor of LTV. Thomson has appealed the decision of the District Court to the United States Court of Appeals for the Second Circuit, but a date for oral argument has not yet been set.

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

                     AEROSPACE CREDITORS LIQUIDATING TRUST

                                  ----------

        loss, deduction or credit recognized or incurred by the Trust. The Trust's tax basis in assets transferred from holders of claims against Aerospace in connection with the Plan generally equals the fair market value of such assets as of June 28, 1993.


7.      Certificates of Beneficial Interest:

        The Trust issued 3,302,250 units of beneficial interest (the "Units") on September 30, 1993 to holders of allowed claims in Classes 4.30,
        5.30 and 7.30, the date registration of the Trust's CBIs became effective on Form 10. As of September 30, 1996, 3,298,782 Units had been distributed to holders of allowed claims. The remaining 3,468 Units are held in an escrow account, as described in Note 8, for the benefit of, and pending distribution to, the proper holders of allowed claims.

        The CBIs were approved by the Pacific Stock Exchange on August 3, 1993, with trading activity authorized as of September 22, 1993. The last trade on the Pacific Stock Exchange for the third quarter of 1996, which occurred on September 5, 1996, was for $3.50.


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

        (ii) $2,245,530 ($0.68 per Unit) on June 3, 1994 to holders of record as of May 23, 1994;

        (iii) $2,972,025 ($0.90 per Unit) on February 24, 1995 to holders of record as of February 10, 1995;

        (iv)     $42,268,800 ($12.80 per Unit) on June 14, 1995 to holders of record as of May 31, 1995; and

        (v) $20,473,950 ($6.20 per Unit) on December 8, 1995 to holders of record as of November 24, 1995.

                     AEROSPACE CREDITORS LIQUIDATING TRUST

                                  ----------

        The Trust has established an Escrow Account for the purpose of holding undistributed Units and distributions allocated to such Units. The total unclaimed funds as of September 30, 1996 was $82,592.56.


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

        The assets of the Trust currently consist of (i) the Cash Reserve of approximately $948,000, and (ii) the proceeds from the Thomson Litigation, as described more fully below in Item 1 of Part II. The Trustees do not expect to make another cash distribution until the Trust receives proceeds, if any, from the Thomson Litigation.

        The Trust's source of funds as of September 30, 1996 is the Cash Reserve and the income received from and the liquidation of the assets of the Trust. The Trust had only interest income of $4,000 during the three month period ended September 30, 1996 and interest income of $7,000 during the nine month period ended September 30, 1996 (and accrued interest of $8,000 and $13,000 during the three and nine month periods ended September 30, 1996) from the Trust's temporary cash investments, as compared to interest income of $74,000 and $518,000 during the three and nine month periods ended September 30, 1995. The decline in interest income is a result of lower cash investments during the current period as compared to larger cash investments in 1995 before distributions of cash to CBI holders in February and June 1995. The Trust incurred liquidation costs of $159,000 and $566,000 during the three and nine month periods ended September 30, 1996 as compared to $1,113,000 and $2,167,000 during the three and nine month periods ended September 30, 1995 (including the $400,000 LTV Payment), consisting primarily of professional fees (including fees related to disclosure reporting under the securities laws and accounting fees), fees to the Trustees of the Trust, annual insurance premium for Trustees' insurance and fees for office space. The decrease in liquidation costs for the periods ended September 30, 1996 as compared to the same periods in 1995 is primarily due to the elimination of litigation fees as a result of the settlement of the McDonnell Douglas Cause of Action in November 1995.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On July 30, 1996, the United States District Court for the Southern District of New York (the "District Court") affirmed the Bankruptcy Court's ruling in favor of LTV in the action entitled LTV Aerospace and Defense Co. v. Thomson-CSF S.A., Adv. Proc. No. 92-9531A (Bankr. S.D.N.Y.) (the "Thomson Litigation"). The Bankruptcy Court had ordered Thomson to pay LTV, Vought Industries, Inc. and Vought International, Inc. the sum of $20 million, with interest thereon at the rate of nine percent (9%) from August 1, 1992 to August 23, 1995. The Trust is entitled to the first $10,000,000 in proceeds, plus a pro rata portion of any interest actually received by LTV under any judgment or settlement of the Thomson Litigation, without deduction for legal and professional fees and expenses incurred (the "Initial Thomson Litigation Proceeds"). If LTV prevails at the end of the appeal process, the Initial Thomson Litigation Proceeds may include interest after August 23, 1995. However, for as long as the Thomson Litigation is subject to appeal and possible reversal, there is no assurance that LTV and the Trust will actually receive any interest. As set forth in Note 5(B) to the Trust's financial statements, if the Initial Thomson Litigation

Proceeds actually received by the Trust (to be paid without any deduction for legal fees or costs incurred by LTV) following final termination of the Thomson Litigation, are less than $10 million, LTV is required to promptly pay to the Trust (the "LTV Guaranty") the difference between $10 million and the Initial Thomson Litigation Proceeds actually received by the Trustees (the "Thomson Shortfall").

        Thomson has appealed the decision of the District Court to the United States Court of Appeals for the Second Circuit, but a date for oral argument has not yet been set. LTV remains responsible for the costs of the Thomson Litigation. A final resolution of the Thomson Litigation could take a significant amount of time to achieve, depending on when the Court of Appeals for the Second Circuit issues its opinion and what the outcome of the opinion is at that time. Any payments to be made by LTV on the Thomson Shortfall, if any, pursuant to the LTV Guaranty are not required until after entry of a judgment in the Thomson Litigation which is no longer subject to appeal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits:

                 10.1 Letter of Understanding, dated October 11, 1996, between the Trust and GSS Partners, L.P.

                 27     Financial Data Schedule


        (b)      Reports on Form 8-K

                 No reports on Form 8-K were filed by the Trust during the third quarter of 1996.

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


                                AEROSPACE CREDITORS LIQUIDATING TRUST
                                            (Registrant)



                                BY:   /s/ MARK M. FELDMAN
                                      ---------------------------------------
                                      Mark M. Feldman
                                      Trustee



                                BY:   /s/ BRADFORD T. WHITMORE
                                      ---------------------------------------
                                      Bradford T. Whitmore
                                      Trustee



                                BY:   /s/ PAUL S. WOLANSKY
                                      ---------------------------------------
                                      Paul S. Wolansky
                                      Trustee


Dated:  November 13, 1996

                                 EXHIBIT INDEX


Exhibit No.
-----------
     10.1        Letter of Understanding, dated October 11, 1996, between the Trust and GSS Partners, L.P.

     27          Financial Data Schedule