Form 10-K
period 1996-12-31
AEROSPACE CREDITORS LIQUIDATING TRUST
filed 1997-03-26
CIK 908258

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           -------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           -------------------------

For the fiscal year ended December 31, 1996       Commission File Number 0-21984


                     AEROSPACE CREDITORS LIQUIDATING TRUST
                           (Exact name of registrant)

            New York                                    13-7020026
      (State of organization)            (I.R.S. Employer Identification Number)


            444 Madison Avenue, 7th Floor, New York, New York  10022
             (Address of principal executive offices and zip code)

                                 (212) 808-0539
                        (Registrant's telephone Number)

             245 Park Avenue, 44th Floor, New York, New York  10167
                 (Former address, if changed since last report)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
----------------------------           -----------------------------------------

Units of Beneficial Interest           Pacific Exchange, Inc.

      Securities registered pursuant to Section 12(g) of the Act:  NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X        No
                                               ----------     ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

The number of the registrant's Units of Beneficial Interest outstanding on February 25, 1997 was 3,298,782.

As of December 31, 1996, the aggregate market value of the 1,325,268 Units of Beneficial Interest held by non-affiliates of the registrant was approximately $4,810,722.84.*

   * Excludes 1,973,514 Units deemed to be held by Trustees and holders whose ownership exceeds five percent of the Units outstanding at December 31, 1996. Exclusion of Units held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

================================================================================

                                     PART I

ITEM 1. BUSINESS

THE TRUST

                 The Aerospace Creditors Liquidating Trust (the "Trust") was formed under the Aerospace Creditors Liquidating Trust Agreement (the "Trust Agreement") on June 28, 1993, the date The LTV Second Modified Joint Plan of Reorganization, as amended (the "Joint Plan") became effective (the "Effective Date"), by and between certain of the unsecured creditors of LTV Aerospace and Defense Company (the "Aerospace Creditors"), as grantors, and Mark M. Feldman, Bradford T. Whitmore, and Paul S. Wolansky, as trustees (the "Trustees"). Pursuant to the Trust Agreement, the Trustees are prohibited from entering into or engaging in any business on behalf of the Trust.

                 The LTV Corporation ("LTV") and 66 affiliates (collectively, the "Debtors"), including LTV Aerospace and Defense Company ("Aerospace"), filed for Chapter 11 protection on July 17, 1986 or thereafter in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). After nearly seven years of litigation and negotiation among the Debtors, various creditors' committees, unions, the Pension Benefit Guaranty Corporation and other governmental entities, the Joint Plan was confirmed by the Bankruptcy Court on May 26, 1993. The Joint Plan constitutes a separate plan of reorganization for each of five debtor groups, including the "Aerospace Group," consisting of Aerospace and certain of its subsidiaries, and provides for the creation of the Trust.

                 Pursuant to the Trust Agreement and in accordance with the Joint Plan, the Aerospace Creditors granted to the Trust certain assets (the "Trust Assets") they received under the Joint Plan immediately upon receipt of such assets from the Debtors. The Aerospace Creditors received beneficial interests in the Trust, divided into equal, undivided portions (the "Units") evidenced by certificates of beneficial interest ("CBIs"). The CBIs were issued and distributed to the Aerospace Creditors pursuant to the provisions of the Joint Plan and the Trust Agreement. The Trust Agreement was approved by the Bankruptcy Court in connection with the Joint Plan on May 26, 1993.

                 The Trustees of the Trust are required to liquidate the Trust Assets in a manner intended to conserve and protect such property and will distribute the income and proceeds therefrom to the CBI holders after the payment of, or provision for, expenses and liabilities. As often as in the discretion and judgment of the Trustees there are in the Trust monies in an amount sufficient to render feasible a distribution of cash or other property to the CBI holders, but no less often than annually (subject to there being at least $3,000,000 in cash or other non-cash property designated by the Trustees available for distribution), the Trustees will distribute and pay, or cause to be distributed and paid, to the CBI holders as of the record date determined by the Trustees, based upon the number of Units owned by them as evidenced by CBIs then outstanding, such aggregate amount of cash or other non-cash property, designated by the Trustees for distribution to the CBI holders as may then be held in the Trust, excluding reasonable amounts of cash held in the reserve funds or held for withholding of taxes or other charges or otherwise needed to pay the expenses, debts, charges, liabilities and obligations of the Trust.

                 EXPENSE FUND AND CASH RESERVE. In addition to the Trust Assets, the Trust received $4.5 million in cash on the Effective Date. Of this $4.5 million, LTV provided $1 million (the "Expense Fund") on the Effective Date, to be used solely to cover the expenses of the Trust incurred after the Effective Date, including any legal expenses, trustee fees and expenses, costs of registration under the federal and state securities laws, costs of audit and similar expenses. Also on the Effective Date, the Trustees of the Trust established a cash reserve in an amount of $3.5 million (the "Cash Reserve") from the $52 million in cash that LTV was committed to pay to the Aerospace Creditors on the Effective Date (the "Special Aerospace Cash"), for payment of expenses beyond the amount of the Expense Fund. The remaining Special Aerospace Cash was distributed directly to the Aerospace Creditors pursuant to the terms of the Joint Plan and was not part of the assets of the Trust.

                 The Trustees set the Cash Reserve they deem necessary, from time to time, for the payment of expenses from any proceeds received from the liquidation of the Trust Assets. As of December 31, 1996, the Cash Reserve consisted of $880,000. Any amount of the Cash Reserve not required to pay expenses will be distributed as part of the Trust Assets upon liquidation of the Trust.

                 TERMINATION OF THE TRUST. Unless extended for one-year renewal terms by the Trustees pursuant to the terms of the Trust Agreement, the Trust will terminate upon the first to occur of the following events: (i) 10 years from the date the Trust Assets were contributed to the Trust; (ii) the distribution of all of the assets of the Trust; (iii) action of CBI holders having an aggregate beneficial interest of 80%; or (iv) termination is required by the applicable laws of the State of New York. Although the Trust Agreement does not expressly authorize the CBI holders to extend the term of the Trust, the Trustees have the power under Section 4.1 of the Trust Agreement to extend the term of the Trust for successive one-year renewal terms in the event that the Trustees have been unable to sell or otherwise dispose of the assets of the Trust by the end of the ten-year term of the Trust.

                 Upon termination of the Trust, Section 4.3 of the Trust Agreement provides for a winding up period to permit the Trustees to complete the liquidation and distribution of the Trust Assets to the CBI holders and to wind up the affairs of the Trust. The Trust Agreement does not expressly authorize the CBI holders to place the assets of the Trust into a separate entity or otherwise allow the CBI holders to change the organizational form of the Trust.

                 REPORTS. Pursuant to the Trust Agreement, as soon as practicable after the end of the first six months of each fiscal year of the Trust and at the end of each fiscal year of the Trust and after termination of the Trust, the Trustees must submit a written report and account to the CBI holders showing (i) the assets and liabilities of the Trust at the end of such fiscal year, or upon termination, and the receipts and disbursements of the Trustees for such fiscal year or period, with only the annual reports certified by independent public accountants, (ii) any changes in the Trust assets which they have not previously reported, (iii) any action taken by the Trustees in the performance of their duties under the Trust Agreement which they have not previously reported and which in their opinion materially affects the Trust, and (iv) if applicable, the amount of compensation to be provided to the Trustees for the upcoming year pursuant to Section 9.1 of the Trust Agreement. To fulfill this requirement, the Trustees provide an Annual Report on Form 10-K as soon as is practicable after the end of each fiscal year, and also provide a Quarterly Report on Form 10-Q for the quarter ending June 30 of each year within 45 days after the end of such quarter. The Trustees may submit similar reports for such interim periods during the fiscal year as they deem advisable. The fiscal year of the Trust ends on the last day of December of each year unless the Trustees deem it advisable to establish some other date as the date on which the fiscal year of the Trust ends, provided that establishment of such other date is permissible under the tax laws.

                 The Trustees must also prepare and file audited year-end and unaudited interim financial reports as may be required by regulatory authorities, applicable laws, rules or regulations or as the Trustees deem advisable.

                 The Trust Agreement provides that the Trustees will provide to each CBI holder, at the time and in the manner prescribed by the Internal Revenue Code, all reports and returns as may be necessary and as is consistent with the treatment of the Trust as a trust described in Subtitle A, Chapter IJ, Part E of the Tax Code, of which the CBI holders are the grantor/owners. The Trustees also will file any tax returns required by the Internal Revenue Code to be filed consistently with such treatment. As soon as practicable after the close of each fiscal year, the Trustees will mail to each CBI holder at the close of the year, a statement showing on a Unit basis the dates and amounts of all distributions made by the Trustees, depletion and depreciation allowances, if any, and such other information as is reasonably available to the Trustees which may be helpful in determining the amount of taxable income for the Trust that such CBI holder should include in such holder's Federal and other income tax returns for the preceding year. In addition, after receipt of a good faith request, or in their discretion without such requests, the Trustees may furnish to any person who has been a CBI holder at any time during the preceding year a statement containing such further information as is reasonably available to the Trustees which may be helpful in determining the amount of income which such person should include in their Federal and other income tax returns. Because the Trust is a pass-through entity for federal income tax purposes, CBI holders may have to recognize income, for federal income tax purposes, in an amount greater than the cash or the value of the non-cash consideration actually distributed by the Trust to the CBI holders.

                 INVESTMENT COMPANY ACT OF 1940.   After discussions with the
Division of Investment Management of the Securities and Exchange Commission (the "Commission"), the Trust filed an application pursuant to sections 6(c) and 6(e) of the Investment Company Act of 1940, seeking an exemption from the Investment Company Act. On August 24, 1993, the Commission entered an order granting the application. Pursuant to the order, the Trust is not deemed to be an investment company but is bound by sections 9, 17(a) (as modified), 17(d), 17(e), 17(f), 30(d) (as modified), 31, and 36-53 of the Investment Company Act as though it were an investment company. These sections provide, among other things, that: (a) certain affiliated persons of the Trust would be prohibited from serving as employees, trustees, or investment advisers of the Trust, and from engaging in certain transactions with the Trust; (b) the Trust maintain the custody of its securities and investments with certain banks or companies that are members of a national securities exchange; and (c) the Trust send semi-annual reports to the CBI holders as set forth above.


TRUST ASSETS

                 The initial Trust Assets contributed to the Trust consisted of
(i) the AMG Obligations; (ii) the beneficial interest in the AMG Stock; (iii) the Initial Thomson Litigation Proceeds obtained from the Thomson Litigation; and (iv) the McDonnell Douglas Cause of Action. During 1995, the Trust sold the AMG Obligations and the AMG Stock to AM General Corporation and settled the McDonnell Douglas Cause of Action.

                 THE AMG OBLIGATIONS AND AMG STOCK. The Trust sold the AMG Obligations and the AMG Stock to AM General on April 27, 1995 (the "Sale") for a total sale price of $46,946,000. On that same date, the Trust paid $400,000 to LTV in full and complete satisfaction of any and all claims that LTV could assert with respect to any of the proceeds from the Sale.

                 INITIAL THOMSON LITIGATION PROCEEDS. The Initial Thomson Litigation Proceeds are the first $10 million in proceeds, plus a pro rata portion of any interest received by LTV under any judgment or settlement, actually received pursuant to the claims of Aerospace in the action entitled LTV Aerospace and Defense Co. v. Thomson-CSF S.A., Adv. Proc. No. 92-9531A (Bankr. S.D.N.Y.) (the "Thomson Litigation"). On the Effective Date of the Joint Plan, LTV granted the Trust a first priority security interest in the Initial Thomson Litigation Proceeds.

                 The Thomson Litigation arises out of an April 1992 agreement which provided for the transfer to Thomson-CSF S.A. ("Thomson") of substantially all of Aerospace's missiles division assets. The agreement provided for Thomson to pay a nonrefundable fee of $20 million in the event that certain United States governmental approvals were not obtained and Thomson did not proceed with the closing. Thomson provided a letter of credit to support this $20 million reverse break-up fee, to be paid (i) upon written instructions from both Thomson and Aerospace, or (ii) pursuant to a final non-appealable order of the

Bankruptcy Court or another court of competent jurisdiction. On July 28, 1992, Thomson advised LTV that it would not proceed with the closing. LTV demanded and Thomson refused payment of the $20 million reverse break-up fee.

                 On August 3, 1992, LTV filed a complaint on behalf of Aerospace in the Bankruptcy Court seeking payment of the $20 million reverse break-up fee plus interest, attorneys fees and costs and compensatory damages. On August 23, 1995, the Bankruptcy Court ruled in favor of LTV and ordered Thomson to pay LTV, Vought Industries, Inc. and Vought International, Inc. the sum of $20 million, with interest thereon at the rate of nine percent (9%) from August 1, 1992 to August 23, 1995. Thomson appealed the ruling to the United States District Court for the Southern District of New York (the "District Court").

                 The District Court heard oral argument on this matter on July 2, 1996 and on July 30, 1996, the District Court affirmed the Bankruptcy Court's ruling in favor of LTV. Thomson has appealed the decision of the District Court to the United States Court of Appeals for the Second Circuit (the "Second Circuit"). The Second Circuit heard oral argument on March 17, 1997, and on March 24, 1997, affirmed the District Court's decision. Thomson has ninety days in which to determine whether it will file a petition for certiorari with the United States Supreme Court (the "Supreme Court").

                 If LTV prevails at the end of the appeal process, the Initial Thomson Litigation Proceeds may also include post-judgment interest after August 23, 1995. However, for as long as the Thomson Litigation is subject to appeal and possible reversal, there is no assurance that LTV and the Trust will actually receive any interest.

                 Pursuant to the Joint Plan, if the Initial Thomson Litigation Proceeds actually received by the Trust (to be paid without any deduction for legal fees or costs incurred by LTV) following final termination of the Thomson Litigation, are less than $10 million, the LTV Guaranty (as described below) requires LTV to promptly pay to the Trust the difference between $10 million and the Initial Thomson Litigation Proceeds actually received by the Trustees (the "Thomson Shortfall"). LTV remains responsible for the costs of the Thomson Litigation. The time to achieve a final resolution of the Thomson Litigation depends on whether Thomson appeals to the Supreme Court and if so, whether the Supreme Court affirms or reverses the Second Circuit's decision.

                 MCDONNELL DOUGLAS CAUSE OF ACTION. The McDonnell Douglas Cause of Action consisted of Aerospace's claims against McDonnell Douglas Corporation ("MDC") in an action entitled LTV Aerospace and Defense Co. v. McDonnell Douglas Corp., No. 3-92-CV-2201-D (N.D. Tex. filed Sept. 9, 1992), and any proceeds therefrom. On the Effective Date, Aerospace assigned its claims against MDC to the Trust. The Trust was responsible for the fees and expenses incurred after the Effective Date in pursuit of the McDonnell Douglas Cause of Action. On November 1, 1995, the Trust settled the McDonnell Douglas Cause of Action with MDC and LTV for a cash payment to the Trust of $16.5 million.

LTV GUARANTY

                 LTV has provided to the Trust a limited guarantee of up to $10 million (the "LTV Guaranty") to cover the Thomson Shortfall. The payment due to the Trust from LTV with respect to any Thomson Shortfall will be paid within ten (10) days after any settlement of the Thomson Litigation or after entry of a judgment in the Thomson Litigation which is no longer subject to appeal, and will be paid, at LTV's option, in cash or in LTV Common Stock or other LTV publicly-traded security, priced at the then-market price of the stock or security. The terms of the LTV Guaranty do not specify whether the LTV Common Stock or other LTV publicly-traded security discussed above will be "restricted securities" or registered securities. The parties will have to negotiate the nature of the securities at the time of issuance and the payment of commissions or other expenses connected with the sale of any such securities.


ITEM 2. PROPERTIES

                 The Trust does not own or lease any properties. The Trust, however, licenses the use of office space in New York, New York, together with the use of office equipment, phones and a portion of a person's time to perform administrative duties. On October 1, 1996, the Trust entered into an agreement to pay a license fee of $75,000 for one year for the facilities and services. Beginning on April 1, 1997, the Trust has the right to cancel the license upon ninety (90) days written notice to the licensor.


ITEM 3. LEGAL PROCEEDINGS

                 The Bankruptcy Court has retained jurisdiction to enforce the Trust Agreement in order to effectuate the provisions of the Joint Plan.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 No matters were submitted to a vote of the Trust's CBI holders during the fourth quarter of 1996.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

                 The Trust's Units are listed on the Pacific Stock Exchange and have been traded on a limited basis since October 1993. As of February 25, 1997, there were 703 record holders of the Trust's Units.

                     TRADING PRICES FOR THE TRUST'S UNITS

               First Quarter     Second Quarter      Third Quarter            Fourth Quarter
               -------------     --------------      -------------            --------------
              Low      High      Low      High       Low      High          Low          High
              ---      ----      ---      ----       ---      ----          ---          ----
 1996       $ 2 5/8   $ 2 7/8  $ 2 3/4   $ 2 7/8   $ 3 3/8   $ 4 1/8     $ 3 5/8       $ 3 5/8
 1995       $17 1/4   $18 1/4  $18 1/8   $22       $ 7 1/4   $ 7 3/8     $ 2 5/8       $ 9

                 The Trust made cash distributions to CBI holders in 1995 as follows: (i) $2,972,025 ($0.90 per Unit) on February 24, 1995 to holders of record as of February 10, 1995, (ii) $42,268,800 ($12.80 per Unit) on June 14, 1995 to holders of record as of May 31, 1995, and (iii) $20,473,950 ($6.20 per Unit) on December 8, 1995 to holders of record as of November 24, 1995. The Trust did not make any cash distributions to CBI holders during 1996 and does not expect to make any further distributions until such time as the Trust receives proceeds from the Thomson Litigation.

                 After the initial issuance of the CBIs, the Trust established an escrow account (the "Escrow Account") to hold undistributed Units and the distributions allocated to such Units for the benefit of, and pending distribution to, the proper holders of allowed claims under the Joint Plan. If any Class 7.30 holder of an allowed claim failed to surrender its debenture within two years of the Effective Date of the Joint Plan, such holder is prohibited from participating in any distribution under the Joint Plan. In addition to Class 7.30 holders, the terms of the Joint Plan provide that, (i) if any distribution under the Joint Plan is returned to the Debtors due to an incorrect or incomplete address, or (ii) if any holder of an allowed claim fails to negotiate a check issued to such holder under the Joint Plan or fails to accept delivery of a check, LTV Common Stock, or other consideration deliverable to such holder under the Joint Plan, then such distributions are deemed to be Unclaimed Distributions. The Joint Plan requires the Debtors to publish a notice in two national newspapers not later than two years after the distribution was made listing the name of the holder and the distribution due to such holder. If such holders fail to contact the Debtors within sixty days of the notice and provide a proper address, the applicable distributions are deemed to be Unclaimed Distributions and such holders are prohibited from participating in any further distributions under the Joint Plan. Any Unclaimed Distributions attributed to Aerospace are to be retained by, or delivered to, the Trust for the benefit of its beneficiaries.

                 As of December 31, 1996, the Escrow Account contained 3,468 Units and $82,593 of distributions allocated to Class 7.30 holders who had not surrendered their debentures or to other holders of allowed claims who could not be located. After confirming (i) the names of the Class 7.30 holders, (ii) that the Debtors had not located the remaining holders of allowed claims entitled to these CBIs and distributions, and (iii) that the Debtors had given proper notice as to the missing holders, the Trust closed the Escrow Account on December 31, 1996, transferred the funds to the Trust's main custodian account, and cancelled the CBIs held in the Escrow Account. These funds, together with all other cash held by the Trust at the time of the final distribution, will be distributed to the remaining CBI holders.


ITEM 6. SELECTED FINANCIAL DATA

                 The following table sets forth a summary of selected financial data for the Trust as of the dates stated. This information should be read in conjunction with the Trust's historical financial statements, the related notes, and other information contained herein, including the information set forth in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "ITEM 1. BUSINESS."

                                                                              DECEMBER 31,

                                                             1996            1995            1994           1993
                                                             ----            ----            ----           ----
                                                                            (IN THOUSANDS)
 STATEMENT OF NET ASSETS IN LIQUIDATION DATA:
 Assets:
   Cash and temporary cash investments                    $   880         $ 1,503         $ 5,526        $ 3,885
   Restricted cash                                                             77              13
   Marketable securities                                                        7
   Interest receivable                                                          2              19
   Assets, at estimated fair value                         10,559           9,805          64,320         71,261
                                                           ------           -----          ------         ------

                  Total assets                            $11,439         $11,394         $69,878        $75,146
                                                          =======         =======         =======        =======

 Liabilities:
   Estimated costs of liquidation                         $   635         $ 1,276         $ 2,635        $ 3,847
                                                          -------         -------         -------        -------

                  Total liabilities                       $   635         $ 1,276         $ 2,635        $ 3,847
                                                          =======         -------         -------        -------

                  Net assets in liquidation               $10,804         $10,118         $67,243        $71,299
                                                          =======         =======         =======        =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

                 The Trust was established for the purpose of liquidating certain assets. The Trust Agreement prohibits the Trustees from engaging in any business. No part of the assets of the Trust or the proceeds, revenue or income therefrom can be used or disposed of by the Trustees in furtherance of any business.

                 As of December 31, 1996, the assets of the Trust consisted of
(i) the Cash Reserve of approximately $880,000, and (ii) the proceeds from the Thomson Litigation, as described more fully in Item 1 above. The Trustees do not expect to make any further cash distribution until the Trust receives proceeds, if any, from the Thomson Litigation.

                 The Trust's source of funds as of December 31, 1996 is the Cash Reserve and the income received from and the liquidation of the assets of the Trust. Other than the receipt of approximately $6,000 from the sale of 492 shares of LTV common stock, the Trust had only interest income of $28,000 during 1996 from the Trust's temporary cash investments, as compared to interest income of $609,000 received during 1995. This decrease reflects smaller reserves earning interest during 1996 as compared to much larger reserves earning interest during 1995 due to the McDonnell Douglas Cause of Action and due to the receipt of $64 million from the liquidation of assets of the Trust during 1995. The Trust incurred liquidation costs of $740,000 during 1996 as compared to $2,412,000 during 1995, consisting primarily of professional fees (including fees related to reporting under the securities laws and accounting fees), fees to the Trustees of the Trust, and fees for office space. The decrease in liquidation costs during 1996 is primarily due to the reduction of legal and professional fees incurred by the Trust as a result of the settlement of the McDonnell Douglas Cause of Action at the end of 1995.

                 The Trust does not expect any income other than interest income from the Trust's temporary cash investments until the Trust receives proceeds, if any, from the Thomson Litigation. As described above in Item 1, the Second Circuit affirmed the District Court's decision on March 24, 1997. The estimated fair value of the Initial Thomson Litigation Proceeds includes prejudgment interest at the rate of nine percent (9%) through August 23, 1995, assumes that such proceeds will be collected on September 30, 1997 and assumes certain discount factors including but not limited to the time value of money and risk associated with collection. If LTV prevails at the end of the appeal process, the Initial Thomson Litigation Proceeds may also include post-judgment interest after August 23, 1995. The actual Initial Thomson Litigation Proceeds that the Trust could receive could be as little as $10 million (assuming LTV covers any Thomson Shortfall with the LTV Guaranty) and as much as $14,650,000 (assuming the application of prejudgment and post-judgment interest at the rate of nine percent (9%) through September 30, 1997). However, for as long as the Thomson Litigation is subject to appeal and possible reversal, there is no assurance that LTV and the Trust will actually receive any interest.

                 Pursuant to the Joint Plan, if the Initial Thomson Litigation Proceeds actually received by the Trust (to be paid without any deduction for legal fees or costs incurred by LTV) following final termination of the Thomson Litigation, are less than $10 million, the LTV Guaranty (as described above) requires LTV to promptly pay to the Trust the difference between $10 million and the Initial Thomson Litigation Proceeds actually received by the Trustees (the "Thomson Shortfall"). LTV remains responsible for the costs of the Thomson Litigation. The time to achieve a final resolution of the Thomson Litigation depends on whether Thomson appeals the decision of the Second Circuit, and whether the Supreme Court affirms or reverses the Second Circuit's decision.

                 The Trustees believe that the Trust's Cash Reserve is sufficient to fulfill all Trust obligations through the expected economic life of the Trust, which is presently estimated to be September 30, 1997. However, the time to achieve a final resolution of the Thomson Litigation depends on whether the whether the appeal process continues beyond the Second Circuit's decision. If the proceeds from the Thomson Litigation are not received by September 30, 1997, and the Trust is required to operate beyond that date, the Trustees estimate that the Trust will have funds to pay expenses, professional fees and Trustee fees for approximately five additional months beyond September 30, 1997. If necessary, the Trust Agreement authorizes the Trustees to borrow money in an aggregate amount not to exceed $2 million solely for the purpose of meeting expenses of the Trust to the extent the Cash Reserve is insufficient to meet future expenses. The Trustees have no present intention to borrow money for the Cash Reserve.

                 All statements contained in this Item 2 and elsewhere in this Annual Report that are not historical facts, including but not limited to, statements regarding the estimated costs of liquidation, the anticipated economic life of the Trust, the projected amounts of the Initial Thomson Litigation Proceeds, and the estimated time of resolution of the Thomson Litigation, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties described in this Item 2 and in the Notes to the Trust's Financial Statements. Actual results may differ materially as discussed throughout this Annual Report. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 The information required by this item is incorporated herein by reference to the financial statements listed in Item 14 below.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 The Trust has no directors or officers. All of the management and executive authority over the Trust resides in the Trustees. The following Trustees were appointed by the Official Committee of Unsecured Creditors of LTV Aerospace and Defense Company (the "Aerospace Committee") and approved by the Bankruptcy Court pursuant to the Joint Plan:

                   Name                    Age              Position
                   ----                    ---              --------
                 Mark M. Feldman            46              Trustee
                 Bradford T. Whitmore       39              Trustee
                 Paul S. Wolansky           41              Trustee


                 Mark M. Feldman. Since June 1993, Mr. Feldman has been the President of Cold Spring Group, Inc., a financial advisory firm. From July 1995 until June 1996, he was Executive Vice President and Chief Restructuring Officer for Lomas Financial Corporation and its subsidiaries. Prior to that, Mr. Feldman was the President of Cold Spring Management, Inc., the corporate general partner of two investment partnerships. He is currently a director of the Baron Asset Fund, a mutual fund.

                 Bradford T. Whitmore. Since 1986, Mr. Whitmore has been a general partner of Grace Brothers, Ltd., a NASD broker-dealer. He is also a director of Bluegreen Corporation.

                 Paul S. Wolansky. Mr. Wolansky has been the Managing Director of Paloma Partners International Investors Corp. since 1993, and New China Management Corp. since 1994, both of which are financial advisory firms. Prior to that, he was Managing Director of Cold Spring Management, Inc. (of which he remains an officer). From February 1990 to March 1993, Mr. Wolansky also served as a consultant to Commonwealth Capital Partners, L.P. He is currently a director of The Cathay Investment Fund, Limited; China Yuchai International, Limited; China Resources Beijing Land, Limited; and Wuxi Little Swan Co., Limited.

                 Any Trustee may be removed at a meeting of CBI holders duly called for that purpose by an affirmative vote of CBI holders having an aggregate beneficial interest of 2/3 of the Trust, at any time if with cause, or if without cause, at any time after December 31, 1996. If a Trustee resigns and there is no scheduled meeting of CBI holders within the following six (6) calendar months, the Trustee must call for a special meeting of the CBI holders to appoint his or her successor, and the CBI holders will appoint a successor Trustee by majority in interest at such meeting. If there is a scheduled meeting of CBI holders within the following six (6) calendar months, the resigning Trustee may delay his or her resignation until such meeting, or an interim successor may be appointed by the remaining Trustee or Trustees to serve until the meeting of CBI holders. The interim Trustee would serve until the CBI holders appoint a successor Trustee by majority in interest at such meeting of CBI holders. Pending the appointment of a successor Trustee or Trustees, the remaining Trustee or Trustees, including the interim Trustee appointed as set forth above, may take any action in the manner set forth in the Trust Agreement.

                 The Trust has no employees. The Trust has retained Coopers & Lybrand as its independent public accountants and Harris Trust and Savings Bank as its registrar and transfer agent.

                 There are no family relationships between any of the Trustees. None of the Trustees has been involved in any legal proceedings in the past five years material to an evaluation of their ability or integrity to serve as trustees.

                 Section 16(a) Beneficial Ownership Reporting Compliance. The Trustees of the Trust and ten percent beneficial owners of Units are required to file reports of ownership and change of ownership with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Feldman did not file, on a timely basis, a Form 5 in February 1996 to report that he was no longer deemed to have an indirect interest in 7,304 Units held by Cold Spring Management, Inc. Mr. Feldman expressly disclaimed any actual pecuniary interest in such Units.

                 On April 1, 1996, Farallon Capital Management, L.L.C. ("FCMLLC") succeeded Farallon Capital Management, Inc. ("FCMI") as investment adviser to four discretionary accounts for which FCMI had previously reported indirect beneficial ownership. In May 1996, FCMLLC filed a Form 4, in lieu of a Form 3, to report the change. FCMLLC disclaims beneficial ownership of any of the Units. On April 1, 1996, Farallon Partners, L.L.C. ("FPLLC") succeeded the former general partners, who were filing Section 16 reports, as the sole general partner of Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., and of Tinicum Partners, L.P. FPLLC disclaims any beneficial ownership of the Units for purposes of Rule 16a-1(a) under the Exchange Act except as to Units representing FPLLC's pro rata interest in, and interest in the profits of, the above partnerships. In May 1996, FPLLC filed a Form 4, in lieu of a Form 3, to report the change. On the same date, Andrew B. Fremder and Stephen L. Millham, both managing members of FCMLLC and FPLLC, filed a Form 4 in lieu of a Form 3 to report their indirect beneficial ownership as a result of the April 1 successions by FCMLLC and FPLLC. Messrs. Fremder and Millham disclaim beneficial ownership of any of the Units.

ITEM 11. EXECUTIVE COMPENSATION

TRUST AGREEMENT

                 In lieu of commissions or other compensation fixed by law for trustees, Article 9 of the Trust Agreement provides that each Trustee will receive as compensation for services as Trustee of the Trust an annual fee of fifty thousand dollars ($50,000), payable in such installments as the Trustees in their discretion determine. Each Trustee is entitled to receive traditional employee health care benefits to the extent that such benefits are not otherwise available to the Trustee, and there is no explicit limit on how much each Trustee can receive. In addition, at the beginning of each fiscal year, the Trustees determine the additional compensation they will be paid for the upcoming fiscal year not to exceed, on an annual basis for each Trustee, one-half of one percent (.5%) of the average value of unliquidated outstanding assets held by the Trust (all assets held by the Trust other than cash) during the previous fiscal year; provided that, with respect to 1993 and 1994, the values of the outstanding assets held by the Trust were based on the values set forth in the Second Modified Disclosure Statement for the Joint Plan. The additional compensation for fiscal year 1996 was ninety thousand dollars ($90,000) for each Trustee. The additional compensation for fiscal year 1997 will be forty thousand dollars ($40,000) for each Trustee; provided, however, that the Trustees have determined that they will review the fees at the end of each quarter of 1997 to determine whether their fees should be reduced in light of the expected duties of the Trustees. In the event of a default by any obligor to the Trust, the amount of additional compensation may be calculated, with respect to the Trust assets defaulted upon, on the amount that the Trustees are seeking to recover from the defaulting obligor. In no event will such additional compensation exceed one hundred thousand dollars ($100,000) annually per Trustee. The amount of such additional compensation is required to be included in the annual report sent to the CBI holders each year as described in "ITEM 1. BUSINESS."

                 The compensation payable to each Trustee as described above is paid quarterly in advance or at such other times as the Trustees may determine. Each Trustee will be reimbursed from the Trust for all expenses reasonably incurred by such Trustee in the performance of the Trustee's duties in accordance with the Trust Agreement.

                 The Trust does not have directors. The Trustees were appointed by the Aerospace Committee, and approved by the Bankruptcy Court.
All three Trustees participated in the Aerospace Committee as officers or other representatives of members of the Aerospace Committee. Cold Spring Management, Inc., of which Mr. Feldman was the President and majority shareholder and Mr. Wolansky is the Managing Director, was a member of the Aerospace Committee, and Grace Brothers, Ltd., of which Mr. Whitmore is a general partner, was a member of the Aerospace Committee. The Bankruptcy Court approved the form of Trust Agreement (which included these compensation provisions) in connection with the confirmation of the Joint Plan on May 26, 1993.

                 The Trustees have not received any compensation from the Trust, other than as described above. There are no plans pursuant to which cash or non-cash compensation is proposed to be paid or distributed in the future, to any of the Trustees, other than as stated in this Item.

                 None of the Trustees has any restricted stock, stock options or stock appreciation rights relating to the Units or the Trust. There is no compensatory plan or arrangement with the Trustees resulting from the resignation or removal of the trustees from the Trust or from a change in control of the Trust.

TRUSTEE COMPENSATION

         The Trust was created on June 28, 1993. No Trustee received compensation prior to that date. The Trust has no Chief Executive Officer and no executive officers.

                           SUMMARY COMPENSATION TABLE

                                                      Annual Compensation
                                                      -------------------
                                                                   Other Annual
        Name and                                    Salary         Compensation
        Principal Position            Year           ($)                ($)
 (1)   Mr. Feldman, Trustee           1996         140,000           2,449(2)
                                      1995         150,000              --
                                      1994         112,500(1)           --

 (2)   Mr. Whitmore, Trustee          1996         140,000              --
                                      1995         150,000              --
                                      1994         112,500(1)           --

 (3)   Mr. Wolansky, Trustee          1996         140,000              --
                                      1995         150,000              --
                                      1994         112,500(1)           --

     (1) This amount does not include base salary of $12,500 and additional compensation of $25,000 that was paid to each Trustee in December 1993, in advance for the first quarter of 1994.

     (2) Represents six months of health insurance premiums paid by the Trust.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Trust does not have a compensation committee. The Trustees' compensation was established in the Trust Agreement. Mr. Feldman, Mr. Wolansky and Mr. Whitmore do, however, determine the level of additional compensation they receive each year as Trustees of the Trust. No other individuals participate in determining the level of additional compensation paid to the Trustees.

TRUSTEES REPORT ON ADDITIONAL COMPENSATION

         While the Trust does not have a compensation committee, pursuant to the Trust Agreement, the Trustees are required to determine the amount of additional compensation they will receive within certain defined parameters, as set forth above. The amount of additional compensation paid is related to the amount of time the Trustees anticipate they will devote to the Trust in the upcoming year. In determining the level of additional compensation for fiscal year 1996, the Trustees considered the status of the Thomson Litigation; the likelihood of the Trust being required to bring suit or otherwise take action to collect assets; the administrative responsibilities of the Trustees, including the preparation of tax returns and information returns for the Trust and the CBI holders, compliance with securities laws reporting requirements, and consideration, execution and preparation of cash distributions to CBI holders; preparing for the orderly liquidation of the Trust; and other factors reflecting on the amount of time required of each Trustee for the upcoming year.

         The Trust does not have a Chief Executive Officer and none of the Trustees functions as Chief Executive Officer of the Trust. The compensation of the Trustees is not related to the performance of the Trust.

                                    BY: MR. FELDMAN
                                        MR. WHITMORE
                                        MR. WOLANSKY

                                        TRUSTEES

PERFORMANCE GRAPH

         The following graph compares the cumulative total shareholder/unitholder returns on the Trust's Units, the Standard & Poor's Composite Index of 500 Stocks, and the capital stocks of a representative group of nine oil and gas royalty trusts (North European Oil Royalty Trust, Cross Timbers Royalty Trust, Freeport McMoran Oil & Gas Royalty Trust, LL&E Royalty Trust UBS, Marine Petroleum Trust, Mesa Offshore Trust UBI, TEL Offshore Trust UBI, Tidelands Royalty Trust B SBI, and Texas Pacific Limited Trust). The trusts included in the peer group were compiled by Standard & Poors in its industry index Group 111 Oil and Gas Royalty Trusts (the "S&P Index"). North European Oil Royalty Trust was originally added to the group because of its similarity to the other entities in the group and to the Trust. Any entities with a market capitalization over $75 million in 1993 were excluded from the peer group, except for Texas Pacific Limited Trust whose market capitalization was just over this threshold, and North European Oil Royalty Trust. The market capitalization of each member of the peer group may fluctuate from year to year, but for consistency purposes, the Trust is continuing to use the same members for its peer group. Like the Trust, oil and gas royalty trusts are formed to manage a relatively fixed asset base to maximize investor return.
The year-end values of each investment are based on share price appreciation plus dividends, with the dividends (if any) reinvested at the ex-dividend date.

         THE FOLLOWING GRAPH IS INCLUDED IN THIS REPORT ONLY BECAUSE THE SECURITIES AND EXCHANGE COMMISSION REQUIRES ITS INCLUSION. THE TRUST WAS NOT ABLE TO CONSTRUCT A PEER GROUP OF OTHER PUBLICLY TRADED LIQUIDATING TRUSTS BECAUSE THE TRUSTS ARE EITHER IN FINAL LIQUIDATION OR DO NOT TRADE ON A MARKET FROM WHICH DATA IS ASCERTAINABLE. THIS COMPARISON MAY NOT PROVIDE A VALID COMPARISON OF THE TRUST'S PERFORMANCE. INTERESTS IN OIL AND GAS ROYALTY TRUSTS FLUCTUATE WITH THE PRICE OF OIL; THE TRUST'S UNITS DO NOT. THE TRUST'S UNITS WERE NOT PUBLICLY TRADED UNTIL THE LAST QUARTER OF 1993. IN ADDITION, SOME TRADES OF UNITS WERE MADE OFF MARKET AND ARE, THEREFORE, NOT REFLECTED IN THIS PERFORMANCE GRAPH.

                COMPARISON OF 39 MONTH CUMULATIVE TOTAL RETURN*
        AMONG AEROSPACE CREDITORS LIQUIDATING TRUST, THE S & P 500 INDEX
                                AND A PEER GROUP




            THE GRAPH OMITTED CONTAINS THE FOLLOWING INFORMATION:

                          9-29-93           12-31-93         12-31-94        12-31-95         12-31-96
                          -------           --------         --------        --------         --------
         The Trust          100               109              123             205               283
         S & P 500          100               102              103             142               175
         Peer Group         100                96               93             101               118





* $100 INVESTED ON 9-29-93 IN STOCK OR INDEX.
   INCLUDES REINVESTMENT OF DIVIDENDS.
   FISCAL YEAR ENDING DECEMBER 31.

         FOOTNOTE TO GRAPH: THE FOREGOING GRAPH SHALL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE INTO ANY FILING OF THE TRUST UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth certain information, as of February 25, 1996 (except as otherwise footnoted below), with respect to the beneficial ownership of the Trust's Units by (1) each owner holding more than five percent (5%) of the Units, (2) each Trustee of the Trust, and (3) the Trustees as a group.

      NAME AND ADDRESS                                NUMBER OF UNITS          PERCENTAGE OF
     OF BENEFICIAL OWNER                             BENEFICIALLY OWNED      UNITS OUTSTANDING
     -------------------                             ------------------      -----------------
 Enrique H. Boilini (1) . . . . . . . . . . . . . .      1,436,841                 43.56%
   75 Holly Hill Lane
   Greenwich, Connecticut  06830

 David I. Cohen (1) . . . . . . . . . . . . . . . .      1,436,841                 43.56%
   c/o Farallon Capital Management, L.L.C.
   One Maritime Plaza, Suite 1325
   San Francisco, California  94111

 Joseph F. Downes (1) . . . . . . . . . . . . . . .      1,436,841                 43.56%
   c/o Farallon Capital Management, L.L.C.
   One Maritime Plaza, Suite 1325
   San Francisco, California  94111

 Jason M. Fish (1)    . . . . . . . . . . . . . . .      1,436,841                 43.56%
   c/o Farallon Capital Management, L.L.C.
   One Maritime Plaza, Suite 1325
   San Francisco, California  94111

 Andrew B. Fremder (1). . . . . . . . . . . . . . .      1,436,841                 43.56%
   c/o Farallon Capital Management, L.L.C.
   One Maritime Plaza, Suite 1325
   San Francisco, California  94111

 William F. Mellin (1). . . . . . . . . . . . . . .      1,436,841                 43.56%
   c/o Farallon Capital Management, L.L.C.
   One Maritime Plaza, Suite 1325
   San Francisco, California  94111

 Stephen L. Millham (1) . . . . . . . . . . . . . .      1,436,841                 43.56%
   c/o Farallon Capital Management, L.L.C.
   One Maritime Plaza, Suite 1325
   San Francisco, California  94111

 Meridee Moore (1)  . . . . . . . . . . . . . . . .      1,436,841                 43.56%
   c/o Farallon Capital Management, L.L.C.
   One Maritime Plaza, Suite 1325
   San Francisco, California  94111

      NAME AND ADDRESS                                NUMBER OF UNITS          PERCENTAGE OF
     OF BENEFICIAL OWNER                             BENEFICIALLY OWNED      UNITS OUTSTANDING
     -------------------                             ------------------      -----------------
 Thomas F. Steyer (1) . . . . . . . . . . . . . . .      1,436,841                 43.56%
   c/o Farallon Capital Management, L.L.C.
   One Maritime Plaza, Suite 1325
   San Francisco, California  94111

 Farallon Partners, L.L.C. (2). . . . . . . . . . .      1,345,240                 40.78%
   One Maritime Plaza, Suite 1325
   San Francisco, California  94111

 Fleur E. Fairman (3) . . . . . . . . . . . . . . .      1,345,240                 40.78%
   993 Park Avenue
   New York, New York  10028

 Farallon Capital Partners, L.P.  . . . . . . . . .        526,683                 15.97%
   One Maritime Plaza, Suite 1325
   San Francisco, California  94111

 Farallon Capital Institutional Partners, L.P.. . .        534,332                 16.20%
   One Maritime Plaza, Suite 1325
   San Francisco, California  94111

 Farallon Capital Institutional Partners II, L.P. .        205,135                  6.22%
   One Maritime Plaza, Suite 1325
   San Francisco, California  94111

 Franklin Resources, Inc. (4) . . . . . . . . . . .        472,347                 14.32%
 Charles B. Johnson (4)
 Rupert H. Johnson, Jr. (4)
   777 Mariners Island Blvd.
   San Mateo, California  94404

 Franklin Mutual Advisers, Inc. (4) . . . . . . . . .      472,357                 14.32%
   51 John F. Kennedy Parkway
   Short Falls, New Jersey  07078

 TRUSTEES
 --------

 Bradford T. Whitmore (5) . . . . . . . . . . . . . . .    135,282                  4.10%
   Aerospace Creditors Liquidating Trust
   444 Madison Avenue, Suite 703
   New York, New York  10022

 Mark M. Feldman  . . . . . . . . . . . . . . . . . . .       -0-                    -0-
   Aerospace Creditors Liquidating Trust
   444 Madison Avenue, Suite 703
   New York, New York  10022

      NAME AND ADDRESS                                NUMBER OF UNITS          PERCENTAGE OF
     OF BENEFICIAL OWNER                             BENEFICIALLY OWNED      UNITS OUTSTANDING
     -------------------                             ------------------      -----------------

 Paul S. Wolansky (6) . . . . . . . . . . . . . .           50,798                  1.54%
   Aerospace Creditors Liquidating Trust
   444 Madison Avenue, Suite 703
   New York, New York  10022

 All trustees as a group (3 persons). . . . . . .          186,080                  5.64%

       (1) Includes 91,601 Units deemed to be owned by Farallon Capital Management, L.L.C., of which this individual is a managing member. Also includes Units held by Farallon Capital Partners, L.P. (526,683 Units), Farallon Capital Institutional Partners, L.P. (534,332 Units), Farallon Capital Institutional Partners II, L.P. (205,135 Units) and Tinicum Partners, L.P. (79,090 Units). This individual is a managing member of Farallon Partners, L.L.C., the general partner of each of the partnerships listed above, and disclaims beneficial ownership of these Units. The foregoing is based upon information filed with the SEC in an Amendment No. 6 to Schedule 13D dated July 29, 1996.

       (2) Includes Units held by Farallon Capital Partners, L.P. (526,683 Units), Farallon Capital Institutional Partners, L.P. (534,332 Units), Farallon Capital Institutional Partners II, L.P. (205,135 Units) and Tinicum Partners, L.P. (79,090 Units), of which Farallon Partners, L.L.C. ("FPLLC") is the general partner. FPLLC disclaims beneficial ownership of these Units except as to the Units representing FPLLC's pro rata interest in, and interest in the profits of, the above partnerships. The foregoing is based upon information filed with the SEC in an Amendment No. 6 to Schedule 13D dated July 29, 1996.

       (3) Includes Units held by Farallon Capital Partners, L.P. (526,683 Units), Farallon Capital Institutional Partners, L.P. (534,332 Units), Farallon Capital Institutional Partners II, L.P. (205,135 Units) and Tinicum Partners, L.P. (79,090 Units). Ms. Fairman is a managing member of Farallon Partners, L.L.C., the general partner of each of the partnerships listed above, and disclaims beneficial ownership of these Units. The foregoing is based upon information filed with the SEC in an Amendment No. 6 to Schedule 13D dated July 29, 1996.

       (4) Based upon information filed in a Schedule 13G dated February 12, 1997, these Units are beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries of Franklin Resources, Inc. ("FRI"). Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of FRI and are the principal shareholders of FRI ("Principal Shareholders"). Franklin Mutual Advisers, Inc. ("FMAI") has sole voting and investment power over the Units owned by certain advisory clients pursuant to advisory contracts. FRI, the Principal Shareholders and FMAI disclaim any beneficial ownership or economic interest of the Units.

       (5) Includes 135,282 Units owned by Grace Brothers, Ltd., of which Mr. Whitmore is a general partner.

       (6) Includes 50,798 Units owned by Cold Spring Management, Inc. ("Cold Spring"), as to which Mr. Wolansky disclaims beneficial ownership. As a result of Mr. Wolansky's position as an officer of Cold Spring, Mr. Wolansky may be deemed to be a beneficial owner of the Units held by Cold Spring. Cold Spring holds these Units for the benefit of a limited partnership, of which it is the general partner.

         There are no directors or officers of the Trust. The Trust has no knowledge of any arrangements which may at a subsequent date result in a change of control of the Trust.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There has been no transaction to which the Trust was a party, in which the amount involved exceeds $60,000 and in which any Trustee or CBI holder who owns of record more than five percent of the Units had a direct or indirect material interest.

         There has been no business conducted between the Trust and any entity having any relationship with any Trustee and none of the Trustees is or has been indebted to the Trust.


                                   PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

(a)      The following documents are filed as part of this Annual Report:

         (1)     Financial Statements

         AEROSPACE CREDITORS LIQUIDATING TRUST
         Report of Independent Accountants
         Statements of Net Assets in Liquidation as of December 31, 1996 and
            December 31, 1995
         Statement of Changes in Net Assets in Liquidation for the year ended
            December 31, 1996
         Statement of Receipts and Disbursements for the year ended
            December 31, 1996

         (2)     Financial Statement Schedules - None

         (3)     Exhibits


              Exhibit No.
              -----------
                 2.1*     The LTV Second Modified Disclosure Statement Pursuant
                          to Section 1125 of the Bankruptcy Code, dated
                          February 26, 1993

                 2.2* Order Confirming The LTV Second Modified Joint Plan of Reorganization, dated May 26, 1993 (with modifications and amendments to the Joint Plan)

                 4.1* Aerospace Creditors Liquidating Trust Agreement, by and between the unsecured creditors of LTV Aerospace and Defense Company and Mark M. Feldman, Bradford T.
                          Whitmore, and Paul S. Wolansky, as Trustees

                 4.2*     Specimen Certificate

                10.1* Aerospace Creditors Liquidating Trust Asset Transfer and Security Agreement, among The LTV Corporation,
                          LTV Vehicle Corporation, Amland Corporation, LTV
                          Aerospace and Defense Company, and Aerospace
                          Creditors Liquidating Trust

                10.2** Letter of Understanding, dated October 1, 1996, between the Aerospace Creditors Liquidating Trust and
                          GSS Partners, L.P.

                27        Financial Data Schedule


         -----------------------------
         * Filed as an exhibit to the Trust's Form 10 Registration Statement, as amended (Commission File No. 0-21984), originally filed June 24, 1993 and incorporated herein by reference.

         ** Filed as an exhibit to the Trust's Form 10-Q for the quarterly period ended September 30, 1996, originally filed November 13, 1996 and incorporated herein by reference.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Trust during the last quarter of 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AEROSPACE CREDITORS LIQUIDATING TRUST
                                  (Registrant)



                                  BY: /s/ MARK M. FELDMAN
                                     -------------------------------------------
                                     Mark M. Feldman
                                     Trustee



                                  BY: /s/ BRADFORD T. WHITMORE
                                     -------------------------------------------
                                     Bradford T. Whitmore
                                     Trustee



                                  BY: /s/ PAUL S. WOLANSKY
                                     -------------------------------------------
                                     Paul S. Wolansky
                                     Trustee

Dated:  March 26, 1997

                         INDEX TO FINANCIAL STATEMENTS


Description                                                                              Page
-----------                                                                              ----
AEROSPACE CREDITORS LIQUIDATING TRUST
  Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . .        1

  Statements of Net Assets in Liquidation as of December 31, 1996 and as
     of December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2

  Statement of Changes in Net Assets in Liquidation for the year ended
     December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

  Statement of Receipts and Disbursements for the year ended
     December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

                    AEROSPACE CREDITORS LIQUIDATING TRUST

                            FINANCIAL STATEMENTS

                         AS OF DECEMBER 31, 1996 AND
                          DECEMBER 31, 1995 AND FOR
                      THE YEAR ENDED DECEMBER 31, 1996

                       [COOPERS & LYBRAND LETTERHEAD]

REPORT OF INDEPENDENT ACCOUNTANTS

To the Trustees and Beneficiaries of the Aerospace Creditors Liquidating Trust:

We have audited the accompanying statements of net assets in liquidation of the AEROSPACE CREDITORS LIQUIDATING TRUST (the "Trust") as of December 31, 1996 and 1995 and the related statement of changes in net assets in liquidation and statement of receipts and disbursements for the year ended December 31, 1996. These financial statements are the responsibility of the Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the statements of net assets in liquidation of the Aerospace Creditors Liquidating Trust as of December 31, 1996 and 1995 and the related statement of changes in net assets in liquidation and statement of receipts and disbursements for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                           /s/ COOPERS & LYBRAND LLP


New York, New York
March 6, 1997.

AEROSPACE CREDITORS LIQUIDATING TRUST

STATEMENTS OF NET ASSETS IN LIQUIDATION

December 31, 1996 and 1995
(000's)

                                                             1996            1995
                                                          ---------        ---------
Assets:
Cash and temporary cash investments (Note 9)               $    880        $   1,503

  Restricted cash (Note 8)                                                        77

  Marketable securities                                                            7

  Interest receivable                                                              2

  Assets, at estimated fair value (Notes 4 and 5)            10,559            9,805
                                                          ---------        ---------

                Total assets                                 11,439           11,394
                                                          ---------        ---------

Liabilities:
  Estimated costs of liquidation, net (Notes 1, 2 and 3)        635            1,276
                                                          ---------        ---------

                Total liabilities                               635            1,276
                                                          ---------        ---------

                Net assets in liquidation                  $ 10,804        $  10,118
                                                          ==========       =========

  The accompanying notes are an integral part of these financial statements.

AEROSPACE CREDITORS LIQUIDATING TRUST

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

For the year ended December 31, 1996
(000's)

Changes in net assets in liquidation before distributions:
  Increase in interest income                                             $    26
  Loss on sale of marketable securities                                        (1)
  Increase in estimated fair value of assets in liquidation                   754
  Decrease in estimated costs of liquidation, net                             (99)
                                                                          -------
              Net increase in net assets in liquidation
                 before distributions                                         680

Distributions                                                                   6

Net assets in liquidation, beginning of year                               10,118
                                                                          -------

              Net assets in liquidation, end of year                      $10,804
                                                                          =======


  The accompanying notes are an integral part of these financial statements.

AEROSPACE CREDITORS LIQUIDATING TRUST

STATEMENT OF RECEIPTS AND DISBURSEMENTS

For the year ended December 31, 1996
(000's)





Receipts:
   Interest income                                                $    28
   Proceeds from sale of LTV Corporation common stock                   6
                                                                 --------

           Total receipts                                              34
                                                                 --------
Disbursements:
   Payment of estimated costs of liquidation:
     Trustee fees                                                     420
     Professional fees                                                145
     Other                                                            175
                                                                 --------

           Total disbursements                                        740
                                                                 --------
           Decrease in cash and temporary cash
             investments before distributions                        (706)

Distributions                                                           6
                                                                 --------

           Decrease in cash                                          (700)

Cash, beginning of year                                             1,580
                                                                  -------
           Cash, end of year                                      $   880
                                                                  =======


  The accompanying notes are an integral part of these financial statements.

AEROSPACE CREDITORS LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION:

         The Aerospace Creditors Liquidating Trust (the "Trust") was established on June 28, 1993 in accordance with the LTV Second Modified Joint Plan of Reorganization (the "Plan") confirmed by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") by order dated May 26, 1993. The purpose of the Trust is to marshall, liquidate and distribute the Trust assets in an expeditious and orderly manner.

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

         In accordance with the Trust Agreement, each Trustee shall be indemnified by and receive reimbursement from the Trust against and from any and all loss, liability or damage, including payment of attorneys' fees and other costs of defending himself, which such Trustee may incur or sustain, without gross negligence or willful misconduct, in the exercise and performance of any of the powers and duties of such Trustee under the Trust Agreement.

         Preparation of the financial statements on the liquidating basis required that the Trustees make a number of assumptions regarding the value of the Trust's assets and the projected total cost of liquidating such assets and winding up the affairs of the Trust. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets reflected in the statements of net assets in liquidation as of December 31, 1996 and 1995.



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

         Dividend and interest income is recorded as earned.

         The present value discount recorded in the estimated costs of liquidation is amortized using the interest method.




CONTINUED                                                                      5

AEROSPACE CREDITORS LIQUIDATING TRUST

3.       ESTIMATED COSTS OF LIQUIDATION:

         The estimated costs of liquidation represent the projected costs of operating the Trust through its expected economic life, which the Trustees estimate to be September 30, 1997, discounted using a 5.5% present value factor. These costs, which include staff, office space, professional fees, trustee fees and transfer agent fees are based on various assumptions regarding the administrative obligations, use of professionals and other matters. Actual costs are likely to differ from estimated costs and those differences may be significant.


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



5.       TRUST ASSETS:

         The Trust assets were distributed to the Aerospace Creditors on June 28, 1993 (the "Effective Date") and immediately thereafter were transferred to the Trust which then issued CBIs to the Aerospace Creditors.

         INITIAL THOMSON LITIGATION PROCEEDS. The Initial Thomson Litigation Proceeds are the first $10 million in proceeds, plus a pro rata portion of any interest actually received by LTV under a judgment or settlement, (to be paid without any deduction for legal fees or costs incurred by LTV) actually received pursuant to the contractual claim of Aerospace in the action entitled LTV Aerospace and Defense Co. v. Thomson-CSF S.A., Adv. Proc. No. 920-9531A (Bankr. S.D.N.Y.) (the "Thomson Litigation").

         On the Effective Date of the Plan, LTV granted the Trust a first priority security interest in Aerospace's contractual claims against Thomson-CSF S.A. ("Thomson") arising out of an April 1992 agreement which provided for the transfer to Thomson of substantially all of Aerospace's missiles division assets. The agreement provided for Thomson to pay a nonrefundable fee of $20 million in the event that certain United States governmental approvals were not obtained and Thomson did not proceed with the closing. On July 28, 1992, Thomson advised LTV that


CONTINUED                                                                      6

AEROSPACE CREDITORS LIQUIDATING TRUST
         it would not proceed with the closing. LTV demanded and Thomson refused payment of the $20 million reverse break-up fee. On August 3, 1992, LTV filed a complaint on behalf of Aerospace in the Bankruptcy Court seeking payment of the $20 million reverse break-up fee, plus interest, attorneys fees and costs and compensatory damages.

         On August 23, 1995, the Bankruptcy Court ruled in favor of LTV and ordered Thomson to pay LTV, Vought Industries, Inc. and Vought International, Inc. the sum of $20 million, with interest thereon at the rate of nine percent (9%) from August 1, 1992 to August 23, 1995. Thomson appealed the ruling to the United States District Court for the Southern District of New York, (the "District Court"), which ruled in favor of LTV. Thomson has appealed the decision of the District Court to the United States Court of Appeals for the Second Circuit, and oral argument has been scheduled for March 17, 1997.

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



6.       TAXES:

         The Trust was formed as a grantor trust, and thus, in its filings with the IRS, the Trust itself is not a taxable entity. Accordingly, each initial holder of a CBI is required to report on his federal tax return his allocable share of any income, gain, loss, deduction or credit recognized or incurred by the Trust. The Trust's tax basis in assets transferred from holders of claims against Aerospace in connection with the Plan generally equalled the fair market value of such assets as of June 28, 1993.



CONTINUED                                                                      7

AEROSPACE CREDITORS LIQUIDATING TRUST

7.       CERTIFICATES OF BENEFICIAL INTEREST:

         The Trust issued 3,302,250 units of beneficial interest (the "Units") on September 30, 1993 to holders of allowed claims in Classes 4.30, 5.30, and 7.30, the date registration of the Trust's CBIs became effective on Form 10. As of December 31, 1996, 3,298,782 Units had been distributed to holders of allowed claims. The remaining 3,468 Units were held in an escrow account, as described in Note 8, for the benefit of, and pending distribution to, the proper holders of allowed claims. Pursuant to the terms of the Plan and the Trust Agreement, such undistributed Units are no longer required to be held in escrow and were cancelled on January 16, 1997.

         The CBIs were approved by the Pacific Stock Exchange on August 3, 1993, with trading activity authorized as of September 22, 1993. The last trade on the Pacific Stock Exchange during 1996 occurred on December 31, 1996 and was for $3.63.



8.       DISTRIBUTIONS FROM THE TRUST:

         The Trust Agreement provides for distributions to be made as often as, and in the discretion and judgment of the Trustees, there are monies in an amount sufficient to render feasible a distribution of cash or other property to CBI holders, but no less often than annually (subject to there being at least $3 million in cash or other non-cash property designated by the Trustees available for distribution). Such distributions are made to CBI holders based upon the number of CBIs owned as of the record date determined by the Trustees.

         Since inception, the Trust has made cash distributions in the aggregate amount of $72,550,432.50 ($21.97 per Unit) as follows:

         (i)     $4,590,127.50 ($1.39 per Unit) on March 15, 1994 to holders of record as of March 7, 1994;

         (ii) $2,245,530 ($0.68 per Unit) on June 3, 1994 to holders of record as of May 23, 1994;

         (iii) $2,972,025 ($0.90 per Unit) on February 24, 1995 to holders of record as of February 10, 1995;

         (iv)    $42,268,800 ($12.80 per Unit) on June 14, 1995, to holders of record as of May 31, 1995; and

         (v) $20,473,950 ($6.20 per Unit) on December 8, 1995, to holders of record as of November 24, 1995.



CONTINUED                                                                      8

AEROSPACE CREDITORS LIQUIDATING TRUST

         The Trust established an Escrow Account for the purpose of holding undistributed Units and distributions allocated to such Units. Pursuant to the terms of the Plan and the Trust Agreement, such funds are no longer required to be segregated for the benefit of the undistributed Units. Therefore, the Escrow Account was closed on December 31, 1996 with the balance of $82,593 transferred to the Trust's custodian account.



9.       CASH AND TEMPORARY CASH INVESTMENT:

         In addition to the Trust Assets, the Trust received $1 million in cash (the "Expense Fund") from LTV on the Effective Date, to be used solely to cover the expenses of the Trust incurred after the Effective Date, including any legal expenses, trustee fees and expenses, costs of registration under the federal and state securities laws, costs of audit and similar expenses. Also on the Effective Date, the Trustees established an additional cash reserve in an amount of $3.5 million for payment of expenses beyond the amount of the Expense Fund.

         The Trustees are responsible for establishing any additional cash reserves for the payment of expenses from any proceeds received from the liquidation of the Trust Assets after the Effective Date.

         Under the Plan, all unclaimed distributions of cash and LTV common stock owed to the creditors of Aerospace are required to be delivered by LTV to the Trust. In December 1995, the Trust received $49,412 in cash and 492 shares of LTV common stock from LTV. On May 24, 1996, the Trust sold the 492 shares of LTV common stock for $6,433.

                               INDEX TO EXHIBITS

Exhibit
   No.                                     Description
--------                                   -----------
  2.1      The LTV Second Modified Disclosure Statement Pursuant to
           Section 1125 of the Bankruptcy Code, dated February 26, 1993 . . . . . .   *

  2.2      Order Confirming The LTV Second Modified Joint Plan of
           Reorganization, dated May 26, 1993 (with modifications and
           amendments to the Joint Plan)  . . . . . . . . . . . . . . . . . . . . .   *

  4.1      Aerospace Creditors Liquidating Trust Agreement, by and
           between the unsecured creditors of LTV Aerospace and Defense
           Company and Mark M. Feldman, Bradford T. Whitmore, and
           Paul S. Wolansky, as Trustees  . . . . . . . . . . . . . . . . . . . . .   *

  4.2      Specimen Certificate . . . . . . . . . . . . . . . . . . . . . . . . . .   *

 10.1      Aerospace Creditors Liquidating Trust Asset Transfer and
           Security Agreement, among The LTV Corporation, LTV Vehicle
           Corporation, Amland Corporation, LTV Aerospace and Defense
           Company, and Aerospace Creditors Liquidating Trust . . . . . . . . . . .   *

 10.2      Letter of Understanding, dated October 1, 1996, between the
           Aerospace Creditors Liquidating Trust and GSS Partners, L.P. . . . . . .   **

 27        Financial Data Schedule

----------------
* Filed as an exhibit to the Trust's Form 10 Registration Statement, as amended (Commission File No. 0-21984), originally filed June 24, 1993 and incorporated herein by reference.

** Filed as an exhibit to the Trust's Form 10-Q for the quarterly period ended September 30, 1996, originally filed November 13, 1995 and incorporated herein by reference.