Form 10-Q
period 1997-03-31
AEROSPACE CREDITORS LIQUIDATING TRUST
filed 1997-05-15
CIK 908258

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1997         Commission File Number 0-21984


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

Yes   X          No
    -----           -----

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X          No
    -----           -----

Number of Units of Beneficial Interest outstanding as of May 13, 1997 was 3,298,782.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                      AEROSPACE CREDITORS LIQUIDATING TRUST

                     STATEMENT of NET ASSETS in LIQUIDATION

                          as of March 31, 1997 and 1996

                                 (In thousands)



                                                              1997        1996
                                                            -------      -------
Assets:
  Cash and temporary cash investments (Notes 2 and 9)       $   723      $ 1,237

  Restricted cash (Note 8)                                                    77

  Marketable securities                                                        7

  Interest receivable                                             2

  Assets, at estimated fair value (Notes 4, 5 and 10)        10,826       10,047
                                                            -------      -------

          Total assets                                      $11,551      $11,368
                                                            =======      =======

Liabilities:
  Estimated costs of liquidation (Notes 1 and 3)            $   487      $ 1,018
                                                            -------      -------

          Total liabilities                                 $   487      $ 1,018
                                                            =======      =======

          Net assets in liquidation                         $11,064      $10,350
                                                            =======      =======


                     The accompanying notes are an integral
                       part of these financial statements.

                      AEROSPACE CREDITORS LIQUIDATING TRUST

                STATEMENT of CHANGES in NET ASSETS in LIQUIDATION

                                 (In thousands)



                                                               Three months   Three months
                                                                   ended          ended
                                                               March 31, 1997 March 31, 1996
                                                               -------------- --------------
Changes in net assets in liquidation before distributions:
    Increase in interest income                                    $             $      1
    Increase in accrued interest income                                   2
    Increase in estimated fair value of assets in liquidation           266            242
    Decrease in estimated costs of liquidation, net                      (8)           (15)
                                                                   --------       --------

Net increase in net assets in
    liquidation before distributions                                    260            228


Distributions                                                                            4

Net assets in liquidation, beginning
   of period                                                         10,804         10,118
                                                                   --------       --------

Net assets in liquidation, end of period                           $ 11,064       $ 10,350
                                                                   ========       ========



                     The accompanying notes are an integral
                       part of these financial statements.

                      AEROSPACE CREDITORS LIQUIDATING TRUST

                     STATEMENT of RECEIPTS and DISBURSEMENTS

                                 (In thousands)



                                               Three months   Three months
                                                   ended          ended
                                               March 31, 1997 March 31, 1996
                                               -------------- --------------
Receipts:
   Interest income                                $               $    3
                                                  ------          ------

Total Receipts                                    $               $    3
                                                  ======          ======

Disbursements:
   Payments of estimated costs of
      liquidation:
         Trustee fees                             $   68          $  113
         Professional fees                            20              69
         Other                                        69              91
                                                  ------          ------

Total Disbursements                               $  157          $  273
                                                  ======          ======

Decrease in cash and temporary
   cash investments before distributions          $  157          $  270

Distributions                                          0               4
                                                  ------          ------

Decrease in cash                                  $  157          $  266

Cash, beginning of period                            880           1,580
                                                  ------          ------

Cash, end of period                               $  723          $1,314
                                                  ======          ======



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

        Preparation of the financial statements on the liquidating basis required that the Trustees make a number of assumptions regarding the value of the Trust's assets and the projected total cost of liquidating such assets and winding up the affairs of the Trust. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets reflected in the statements of net assets in liquidation as of March 31, 1997 and 1996.


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

                      AEROSPACE CREDITORS LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                    ---------




3.      Estimated Costs of Liquidation:

        The estimated costs of liquidation represent the projected costs of operating the Trust through its expected economic life, which the Trustees estimate will extend to September 30, 1997, discounted using a 5.5% present value factor. These costs, which include staff, office space, professional fees, trustee fees and transfer agent fees are based on various assumptions regarding the administrative obligations, use of professionals and other matters. Actual costs are likely to differ from estimated costs and those differences may be significant.


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

                      AEROSPACE CREDITORS LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                    ---------


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

        The District Court heard oral argument on this matter on July 2, 1996 and on July 30, 1996, the District Court affirmed the Bankruptcy Court's ruling in favor of LTV. Thomson appealed the decision of the District Court to the United States Court of Appeals for the Second Circuit (the "Second Circuit"), and on March 24, 1997, the Second Circuit affirmed the District Court's decision.

        On April 28, 1997, the Trust received a cash payment of $14,669,479.94 of the proceeds paid by Thomson (the "Thomson Payment"), which consists of $10,000,000, plus the Trust's pro rata portion of interest on the judgment in the amount of $4,669,479.94. The Thomson Payment resulted in a gain of approximately $3,843,480 from the estimated fair value of $10,826,000. This gain is not reflected in the current financial statements as the Thomson Payment was received by the Trust subsequent to the three months ended March 31, 1997.


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


7.      Certificates of Beneficial Interest:

        The Trust issued 3,302,250 units of beneficial interest (the "Units") on September 30, 1993 to holders of allowed claims in Classes 4.30, 5.30 and 7.30, the date registration of the Trust's CBIs became effective on Form 10. As of March 31, 1997, 3,298,782 Units had been distributed to holders of allowed claims. The remaining 3,468 Units were held in an escrow account, as described in Note 8, for the benefit of, and pending distribution to, the proper holders of allowed claims. Pursuant to the terms of the Plan and the Trust Agreement, such undistributed Units are no longer required to be held in escrow and were cancelled on January 16, 1997.

        The CBIs were approved by the Pacific Stock Exchange on August 3, 1993, with trading activity authorized as of September 22, 1993. The last trade on the Pacific

                      AEROSPACE CREDITORS LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                    ---------


        Stock Exchange for the first quarter of 1997, which occurred on March 5, 1997, was for $3.50.


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

                      AEROSPACE CREDITORS LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                    ---------


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


10.     Subsequent Events:

        On April 28, 1997, the Trust received a cash payment of $14,669,479.94 of the proceeds paid by Thomson ("Thomson Payment"), as more fully described in Note 5. This resulted in a gain from the Thomson Payment of approximately $3,843,480. This gain is not reflected in the current financial statements as the Thomson Payment was received by the Trust subsequent to the three months ended March 31, 1997.

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

        As of March 31, 1997, the assets of the Trust consisted of (i) the Cash Reserve of approximately $723,000, and (ii) the proceeds from the Thomson Litigation, as described more fully in Note 5 of Item 1 above. On April 28, 1997, the Trust received a cash payment of $14,669,479.94 in connection with the Thomson Litigation, which consists of $10,000,000, plus the Trust's pro rata portion of interest on the judgment in the amount of $4,669,479.94. The Thomson Payment resulted in a gain of approximately $3,843,480 from the estimated fair value of the Thomson Litigation of $10,826,000. This gain is not reflected in the current financial statements as the Thomson Payment was received by the Trust subsequent to the three months ended March 31, 1997.

        The Trust's source of funds as of March 31, 1997 is the Cash Reserve and the income received from and the liquidation of the assets of the Trust. Other than accrued interest of $2,000 from the Trust's temporary cash investments, as compared to interest income of $3,000 received during the three months ended March 31, 1996, the Trust did not receive any other income during this period. This decrease reflects smaller reserves earning interest during the three months ended March 31, 1997 as compared to slightly larger reserves earning interest during the three months ended March 31, 1996. The Trust will not receive any further income other than interest income from the Trust's temporary cash investments. The Thomson Payment is the last asset of the Trust to be liquidated.

        The Trust incurred liquidation costs of $157,000 during the three months ended March 31, 1997 as compared to $273,000 during the same period in 1996, consisting primarily of professional fees (including fees related to reporting under the securities laws and accounting fees), fees to the Trustees of the Trust, and fees for office space. The decrease in liquidation costs for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to the reduction of legal and professional fees incurred by the Trust as a result of the liquidation of the assets of the Trust. The Trustees anticipate that the liquidation costs incurred during the next quarter will increase as a result of professional fees associated with the winding up of the Trust.

        The Trust has declared a special cash distribution of the Thomson Payment totaling $11,215,858.80 ($3.40 per Unit) to be made on June 13, 1997, to holders of record as of May 30, 1997. After this distribution to CBI holders, the remaining assets of the Trust will consist of the Cash Reserve of approximately $4,176,621. In order to maintain the listing of the Units on the Pacific Exchange, Inc., the Units must trade at no less than $1.00 per Unit. If the trading price falls below $1.00, the Pacific Exchange, Inc. may commence delisting proceedings. After the Trust makes the initial distribution of the Thomson Payment, there can be no assurance that the Units will continue to trade at $1.00 per Unit or more.

        The Trustees anticipate that they will distribute the cash remaining in the Cash Reserve, after any deductions for wind-up expenses, after the Trustees determine final wind-up and liquidation costs of the Trust, distribute a final report to CBI Holders, and after any necessary Bankruptcy Court approval of final wind-up matters. If the Trust incurs all of the current estimated costs of liquidation, the final distribution to CBI holders would consist of approximately $3,689,621 ($1.26 per Unit). While the Trust may not incur all of the estimated costs of liquidation, there can be no assurance that the Trust will not incur a greater amount, thereby reducing the actual distribution to CBI holders.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits:

                  27      Financial Data Schedule


        (b)       Reports on Form 8-K

                  No reports on Form 8-K were filed by the Trust during the first quarter of 1997.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AEROSPACE CREDITORS LIQUIDATING TRUST
                                                    (Registrant)



                                       BY:   /s/ MARK M. FELDMAN
                                          --------------------------------------
                                           Mark M. Feldman
                                           Trustee



                                       BY:   /s/ BRADFORD T. WHITMORE
                                          --------------------------------------
                                            Bradford T. Whitmore
                                            Trustee



                                       BY:   /s/ PAUL S. WOLANSKY
                                          --------------------------------------
                                           Paul S. Wolansky
                                           Trustee


Dated:  May 15, 1997

                                  EXHIBIT INDEX



Exhibit No.
-----------
    27             Financial Data Schedule