Form 10-Q
period 1997-06-30
AEROSPACE CREDITORS LIQUIDATING TRUST
filed 1997-08-14
CIK 908258

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 1997                   Commission File Number 0-21984


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


Number of Units of Beneficial Interest outstanding as of August 11, 1997 was 3,298,782.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                     AEROSPACE CREDITORS LIQUIDATING TRUST

                     STATEMENT of NET ASSETS in LIQUIDATION

                          as of June 30, 1997 and 1996

                                (In thousands)
                                  ----------




                                                                      1997                     1996
                                                                     ------                   ------
Assets:
  Cash and temporary cash investments                                 $4,054                   $ 1,104

  Restricted cash (Note 8)                                                                          83

  Interest receivable                                                      8                         5

  Assets, at estimated fair value (Notes 4 and 5)                                               10,300
                                                                      ------                   -------

          Total assets                                                 4,062                    11,492
                                                                      ------                   -------

Liabilities:
  Estimated costs of liquidation (Notes 1 and 3)                         438                       896
                                                                      ------                   -------

          Total liabilities                                              438                       896
                                                                      ------                   -------

          Net assets in liquidation                                   $3,624                   $10,596
                                                                      ======                   =======





                     The accompanying notes are an integral
                      part of these financial statements.

                     AEROSPACE CREDITORS LIQUIDATING TRUST

               STATEMENT of CHANGES in NET ASSETS in LIQUIDATION

                                 (In thousands)
                                   ----------


                                                                       Three months              Six months
                                                                          ended                     ended
                                                                      June 30, 1997             June 30, 1997
                                                                      -------------             -------------
Changes in net assets in liquidation before distributions:
    Increase in interest and dividend income                              $    10                   $    10
    Increase in accrued interest income                                         6                         8
    Gain on receipt of proceeds from Thomson Litigation                     3,844                     3,844
    Increase in estimated fair value of assets in liquidation                                           266
    Decrease in estimated costs of liquidation, net                           (84)                      (92)
                                                                          --------                   -------

Net increase in net assets in
    liquidation before distributions                                        3,776                     4,036


Distributions                                                              11,216                    11,216

Net assets in liquidation, beginning
   of period                                                               11,064                    10,804
                                                                          --------                  --------

Net assets in liquidation, end of period                                  $ 3,624                   $ 3,624
                                                                          ========                  ========





                     The accompanying notes are an integral
                      part of these financial statements.

                     AEROSPACE CREDITORS LIQUIDATING TRUST

                    STATEMENT of RECEIPTS and DISBURSEMENTS

                                 (In thousands)
                                   ----------


                                                                       Three months              Six months
                                                                          ended                     ended
                                                                      June 30, 1997             June 30, 1997
                                                                      -------------             -------------
Receipts:
   Interest income                                                       $      10                 $      10
   Proceeds from Thomson litigation                                         14,669                    14,669
                                                                         ---------                  --------

Total Receipts                                                              14,679                    14,679
                                                                         ---------                 ---------

Disbursements:
   Payments of estimated costs of
      liquidation:
         Trustee fees                                                           67                       135
         Professional fees                                                      60                        80
         Other                                                                   5                        74
                                                                         ---------                 ---------

Total Disbursements                                                            132                       289
                                                                         ---------                 ---------

Increase in cash and temporary
   cash investments before distributions                                    14,547                    14,390

Distributions                                                               11,216                    11,216
                                                                         ---------                 ---------

Increase in cash                                                             3,331                     3,174

Cash, beginning of period                                                      723                       880
                                                                         ---------                 ---------

Cash, end of period                                                      $   4,054                 $   4,054
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

        Preparation of the financial statements on the liquidating basis required that the Trustees make a number of assumptions regarding the value of the Trust's assets and the projected total cost of liquidating such assets and winding up the affairs of the Trust. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets reflected in the statements of net assets in liquidation as of June 30, 1997 and 1996.


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

                     AEROSPACE CREDITORS LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------

3.      Estimated Costs of Liquidation:

        The estimated costs of liquidation represent the projected costs of operating the Trust through its expected economic life, which the Trustees estimate will extend to December 31, 1997, discounted using a 5.5% present value factor. These costs, which include staff, office space, professional fees, trustee fees and transfer agent fees are based on various assumptions regarding the administrative obligations, use of professionals and other matters. Actual costs are likely to differ from estimated costs.


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

                     AEROSPACE CREDITORS LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------


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

        On April 28, 1997, the Trust received a cash payment of $14,669,479.94 of the proceeds paid by Thomson (the "Thomson Payment"), which consists of $10,000,000, plus the Trust's pro rata portion of interest on the judgment in the amount of $4,669,479.94. The Thomson Payment resulted in a gain of $3,844,000 from the estimated fair value of $10,826,000.


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


7.      Certificates of Beneficial Interest:

        The Trust issued 3,302,250 units of beneficial interest (the "Units") on September 30, 1993 to holders of allowed claims in Classes 4.30,
        5.30 and 7.30, the date registration of the Trust's CBIs became effective on Form 10. As of June 30, 1997, 3,298,782 Units had been distributed to holders of allowed claims. The remaining 3,468 Units were held in an escrow account, as described in Note 8, for the benefit of, and pending distribution to, the proper holders of allowed claims. Pursuant to the terms of the Plan and the Trust Agreement, such undistributed Units are no longer required to be held in escrow and were canceled on January 16, 1997.

        The CBIs were approved by the Pacific Stock Exchange on August 3, 1993, with trading activity authorized as of September 22, 1993. The last trade on the Pacific Stock Exchange for the second quarter of 1997 occurred on June 2, 1997 and was for $4 3/16.

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

        Since inception, the Trust has made the following cash distributions, in the aggregate amount of $83,766,291.30 ($25.37 per Unit):

        (i)      $4,590,127.50 ($1.39 per Unit) on March 15, 1994 to holders of record as of March 7, 1994;

        (ii) $2,245,530 ($0.68 per Unit) on June 3, 1994 to holders of record as of May 23, 1994;

        (iii) $2,972,025 ($0.90 per Unit) on February 24, 1995 to holders of record as of February 10, 1995;

        (iv)     $42,268,800 ($12.80 per Unit) on June 14, 1995 to holders of record as of May 31, 1995;

        (v) $20,473,950 ($6.20 per Unit) on December 8, 1995 to holders of record as of November 24, 1995; and

        (vi)     $11,215,858.80 ($3.40 per Unit) on June 13, 1997 to holders of record as of May 30, 1997.

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

        As of June 30, 1997, the assets of the Trust consisted of the Cash Reserve in the amount of approximately $4,054,000. On April 28, 1997, the Trust received a cash payment of $14,669,479.94 in connection with the Thomson Litigation, which consisted of $10,000,000, plus the Trust's pro rata portion of interest on the judgment in the amount of $4,669,479.94. The Thomson Payment resulted in a gain of $3,844,000 from the estimated fair value of the Thomson Litigation of $10,826,000. The Trust declared a special cash distribution of the Thomson Payment totaling $11,215,858.80 ($3.40 per Unit), which was made on June 13, 1997, to holders of record as of May 30, 1997.

        The Trust's source of funds as of June 30, 1997 is the Cash Reserve and interest income from temporary cash investments. Other than the receipt of the Thomson Payment, the Trust had only interest income of $10,000 from the Trust's temporary cash investments during the three and six month periods ended June 30, 1997 (and accrued interest of $6,000 for the three month period and $8,000 for the six month period ended June 30, 1997), as compared to interest income of $3,000 received during the six month period ended June 30, 1996 (and accrued interest of $5,000 during the three and six month periods ended June 30, 1996). The increase in interest income and accrued interest is a result of earnings on the Thomson Payment prior to the distribution to CBI holders in June of 1997, as compared to lower cash investments during the same period in 1996. The Trust will not receive any further income other than interest income from the Trust's temporary cash investments. The Thomson Payment is the last asset of the Trust to be liquidated.

        The Trust incurred liquidation costs of $132,000 and $289,000 during the three and six month periods ended June 30, 1997, as compared to $135,000 and $408,000 during the same period in 1996, consisting primarily of professional fees (including fees related to reporting under the securities laws and accounting fees), fees to the Trustees of the Trust, and fees for office space. The decrease in liquidation costs for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 is primarily due to the reduction of professional fees incurred by the Trust as a result of the liquidation of the assets of the Trust and also due to professional fees that had accrued but were not yet paid as of June 30, 1997. The Trustees anticipate that the liquidation costs incurred during the next quarter will increase as a result of professional fees associated with the winding up of the Trust, together with the actual payment of accrued but not yet paid professional fees that will be paid during the next quarterly period.

        The Trust assets consist solely of the Cash Reserve of approximately $4,054,000. In order to maintain the listing of the Units on the Pacific Exchange, Inc., the Units must trade at no less than $1.00 per Unit. If the trading price falls below $1.00, the Pacific Exchange, Inc. may commence delisting proceedings. There can be no assurance that the Units will continue to trade at $1.00 per Unit or more.

        The Trustees anticipate that they will distribute the cash remaining in the Cash Reserve, after any deductions for wind-up expenses, after the Trustees determine final wind-up and liquidation costs of the Trust, distribute a final report to CBI Holders, and after any necessary

Bankruptcy Court approval of final wind-up matters. The Trustees expect to file motions with the Bankruptcy Court during August and October 1997, with the view to distributing a final report to CBI holders in October 1997 (subject to approval by the Bankruptcy Court), and making the final distribution of cash to CBI holders in early December 1997. If the Trust incurs all of the current estimated costs of liquidation, the final distribution to CBI holders would consist of approximately $3,618,078 ($1.10 per Unit). While the Trust may not incur all of the estimated costs of liquidation, there can be no assurance that the Trust will not incur a greater amount, thereby reducing the actual distribution to CBI holders.


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits:

                 27     Financial Data Schedule


        (b)      Reports on Form 8-K

                 No reports on Form 8-K were filed by the Trust during the second quarter of 1997.

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


                                           AEROSPACE CREDITORS LIQUIDATING TRUST
                                                         (Registrant)



                                           BY:   /s/ MARK M. FELDMAN
                                               --------------------------------
                                                    Mark M. Feldman
                                                    Trustee



                                           BY:   /s/ BRADFORD T. WHITMORE
                                               --------------------------------
                                                    Bradford T. Whitmore
                                                    Trustee



                                           BY:   /s/ PAUL S. WOLANSKY
                                               --------------------------------
                                                    Paul S. Wolansky
                                                    Trustee


Dated:  August 14, 1997