Form 10-Q
period 1997-09-30
AEROSPACE CREDITORS LIQUIDATING TRUST
filed 1997-11-14
CIK 908258

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1997     Commission File Number 0-21984


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

Yes    X         No
    ------          ------

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes    X         No
    ------          ------

Number of Units of Beneficial Interest outstanding as of October 30, 1997 was 3,298,284.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                     AEROSPACE CREDITORS LIQUIDATING TRUST

                     STATEMENT of NET ASSETS in LIQUIDATION

                       as of September 30, 1997 and 1996

                                 (In thousands)
                                   ---------




                                                                        1997                      1996
                                                                      -------                   -------
Assets:
  Cash and temporary cash investments                                  $3,910                  $   948

  Restricted cash (Note 8)                                                                          83

  Interest receivable                                                      15                       13

  Assets, at estimated fair value                                                               10,559
                                                                      -------                  -------

          Total assets                                                  3,925                   11,603
                                                                      -------                  -------

Liabilities:
  Estimated costs of liquidation (Notes 1, 2 and 3)                       178                      747

  Distributions payable                                                    60
                                                                      -------                  -------

          Total liabilities                                               238                      747
                                                                      -------                  -------

          Net assets in liquidation                                    $3,687                  $10,856
                                                                      =======                  =======



                     The accompanying notes are an integral
                      part of these financial statements.

                     AEROSPACE CREDITORS LIQUIDATING TRUST

               STATEMENT of CHANGES in NET ASSETS in LIQUIDATION

                                (In thousands)
                                   ----------


                                                                       Three months              Nine months
                                                                          ended                     ended
                                                                    September 30, 1997        September 30, 1997
                                                                    ------------------        ------------------
Changes in net assets in liquidation before distributions:
  Increase in interest income                                              $   76                   $    85
  Increase in accrued interest income                                           7                        15
  Gain on receipt of proceeds from Thomson Litigation                                                 3,844
  Increase in estimated fair value of assets in liquidation                                             266
  Decrease in estimated costs of liquidation, net                             (26)                     (118)
                                                                           -------                  --------

    Net increase in net assets in
      liquidation before distributions                                         57                     4,092


Distributions                                                                  (7)                  (11,209)

Net assets in liquidation, beginning
  of period                                                                 3,624                    10,804
                                                                           -------                  --------

    Net assets in liquidation, end of period                               $3,687                   $ 3,687
                                                                           =======                  ========




                     The accompanying notes are an integral
                      part of these financial statements.

                     AEROSPACE CREDITORS LIQUIDATING TRUST

                    STATEMENT of RECEIPTS and DISBURSEMENTS

                                (In thousands)
                                   ----------


                                                                       Three months              Nine months
                                                                          ended                     ended
                                                                    September 30, 1997        September 30, 1997
                                                                    ------------------        ------------------
Receipts:
 Interest income                                                           $   76                   $    85
 Proceeds from Thomson litigation                                                                    14,669
                                                                           ------                   -------

     Total Receipts                                                            76                    14,754
                                                                           ------                   -------

Disbursements:
 Payments of estimated costs of
   liquidation:
     Trustee fees                                                             105                       240
     Professional fees                                                        124                       203
     Other                                                                     58                       132
                                                                           ------                   -------

     Total Disbursements                                                      287                       575
                                                                           ------                   -------

     (Decrease)/Increase in cash and temporary
        cash investments before distributions                                (211)                   14,179

Distributions                                                                  67                   (11,149)
                                                                           ------                   --------

     (Decrease)/Increase in cash                                             (144)                    3,030

Cash, beginning of period                                                   4,054                       880
                                                                           ------                   -------

     Cash, end of period                                                   $3,910                   $ 3,910
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

        Preparation of the financial statements on the liquidating basis required that the Trustees make a number of assumptions regarding the value of the Trust's assets and the projected total cost of liquidating such assets and winding up the affairs of the Trust. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets reflected in the statements of net assets in liquidation as of September 30, 1997 and 1996.


2.      Significant Accounting Principles:

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

        On April 28, 1997, the Trust received a cash payment of $14,669,480 of the proceeds paid by Thomson (the "Thomson Payment"), which consisted of $10,000,000, plus the Trust's pro rata portion of interest on the judgment in the amount of $4,669,480. The Thomson Payment resulted in a gain of $3,844,000 from the estimated fair value of $10,826,000 at March 31, 1997.


5.      Taxes:

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


6.      Certificates of Beneficial Interest:

        The Trust issued 3,302,250 units of beneficial interest (the "Units") on September 30, 1993 to holders of allowed claims in Classes 4.30,
        5.30 and 7.30, the date registration of the Trust's Units became effective on Form 10. During 1997, the Trust canceled 3,966 Units pursuant to the terms of the Plan and the Trust Agreement. As of September 30, 1997, 3,298,284 Units were outstanding.

                     AEROSPACE CREDITORS LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued


        Upon a motion made by the Trust, the Bankruptcy Court entered an order on September 24, 1997 that determined that all undeliverable CBIs or cash distributions, and cash distribution checks that have not been cashed, were to be declared Unclaimed Distributions (as defined in the Plan) as of October 31, 1997. The Trust was ordered to cancel, as of October 31, 1997, the undeliverable CBIs and the CBIs associated with the undeliverable or uncashed distribution checks, to stop payment on and cancel all outstanding checks that evidence such cash Unclaimed Distributions, and to distribute such cash Unclaimed Distributions on a pro rata basis to the identified and located CBI holders as part of the final distribution of cash to CBI holders. The Trust expects to cancel 1,177 Units as a result of this order.

        The Units were approved by the Pacific Exchange, Inc. on August 3, 1993, with trading activity authorized as of September 22, 1993. The last trade on the Pacific Exchange, Inc. through September 30, 1997 occurred on August 8, 1997 and was for $1.38.


7.      Distributions from the Trust:

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

        (iii) $2,972,025 ($0.90 per Unit) on February 24, 1995 to holders of record as of February 10, 1995;

        (iv)     $42,268,800 ($12.80 per Unit) on June 14, 1995 to holders of record as of May 31, 1995;

        (v) $20,473,950 ($6.20 per Unit) on December 8, 1995 to holders of record as of November 24, 1995; and

        (vi)     $11,215,858.80 ($3.40 per Unit) on June 13, 1997 to holders of record as of May 30, 1997.

                     AEROSPACE CREDITORS LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                  ---------

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


8.      Subsequent Events

        The Trustees have declared a record date of December 15, 1997 for the final distribution of cash to CBI holders on or about December 29, 1997. The amount of cash to be distributed to CBI holders is subject to Bankruptcy Court approval.

        The Trust, by its counsel. will move the Bankruptcy Court on December 11, 1997 for the entry of an order (the "Final Order"): (a) authorizing the establishment of a windup reserve; (b) approving the final distribution to CBI holders on or about December 29, 1997; (c) approving the appointment of an administrator for the windup reserve;
        (d) approving disposition of the remaining Trust assets; (e) confirming the termination of the Trust as of December 31, 1997; (f) approving the Final Report to CBI holders; and (g) releasing and discharging Trustees from all claims arising from their duties as Trustees.

        If the Bankruptcy Court enters the Final Order, the Trust will make a final distribution of cash to CBI holders on December 29, 1997, all issued and outstanding Units will be canceled as of that same date, the Trustees will be released from all claims arising from their duties as Trustees and will be discharged from further responsibility to the Trust, and the Trust will terminate as of December 31, 1997.

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

        As of September 30, 1997, the assets of the Trust consisted of the Cash Reserve in the amount of approximately $3,910,000. The Trust's source of funds as of September 30, 1997 is the Cash Reserve and interest income from temporary cash investments. The Trust had interest income from the Trust's temporary cash investments of $76,000 during the three month period and $85,000 during the nine month period ended September 30, 1997 (and accrued interest of $15,000 as of September 30, 1997), as compared to interest income of $4,000 and $7,000 received during the three and nine month periods ended September 30, 1996 (and accrued interest of $13,000 as of September 30, 1996). The increase in interest income is a result of the earnings on the Thomson Payment prior to the distribution to CBI holders in June of 1997, as compared to lower cash investments during the same period in 1996. The Trust will not receive any further income other than interest income from the Trust's temporary cash investments.

        The Trust incurred liquidation costs of $287,000 and $575,000 during the three and nine month periods ended September 30, 1997, as compared to $159,000 and $568,000 during the same period in 1996, consisting primarily of professional fees (including fees related to reporting under the securities laws and accounting fees), fees to the Trustees of the Trust, and fees for office space. The increase in liquidation costs for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 is primarily due to the increase in professional fees associated with the winding up of the Trust, some of which were prepaid during this quarter in anticipation of the winding up of the Trust by the end of December 1997. The increase also reflects the payment of professional fees that had accrued during the previous quarter, but were not paid until the current quarter.

        The Trustees have declared a record date of December 15, 1997 for the final distribution of cash to CBI holders on or about December 29, 1997. The Trust by its counsel will move the Bankruptcy Court before the Honorable Burton
R. Lifland, Bankruptcy Judge for the Southern District of New York, on December 11, 1997 at 10:00 a.m. (the "Hearing Date") or as soon thereafter as counsel can be heard, in a courtroom to be announced on the Hearing Date and located at the United States Bankruptcy Court for the Southern District of New York, Alexander Hamilton Customs House, One Bowling Green, New York, New York 10004, for the entry of an order (the "Final Order"): (a) authorizing the establishment of a windup reserve; (b) approving the final distribution to CBI holders on or about December 29, 1997; (c) approving the appointment of an administrator for the windup reserve; (d) approving disposition of the remaining Trust assets; (e) confirming the termination of the Trust as of December 31, 1997; (f) approving the Final Report to CBI holders; and (g) releasing and discharging Trustees from all claims arising from their duties as Trustees. The Trustees expect to begin mailing the Final Report to CBI holders no later than November 21, 1997.

        If the Bankruptcy Court enters the Final Order, the Trust will make a final distribution of cash to CBI holders on December 29, 1997, all issued and outstanding Units will be canceled as of that same date, the Trustees will be released from all claims arising from their duties as Trustees and will be discharged from further responsibility to the Trust, and the Trust will terminate as of December 31, 1997. If the Trust incurs all of the current estimated costs of liquidation, the final distribution of cash to CBI holders would consist of approximately $3,705,000 ($1.12 per Unit). While the Trust may not incur all of the estimated costs of liquidation, there can be no assurance that the Trust will not incur a greater amount, thereby reducing the actual distribution to CBI holders.

        The Trust assets consist solely of the Cash Reserve of approximately $3,910,000 as of September 30, 1997. In order to maintain the listing of the Units on the Pacific Exchange, Inc., the Units must trade at no less than $1.00 per Unit. If the trading price falls below $1.00 prior to the date of the final distribution, the Pacific Exchange, Inc. may commence delisting proceedings. There can be no assurance that the Units will continue to trade at $1.00 per Unit or more during the period prior to the final distribution. Subject to certain conditions, the Pacific Exchange, Inc. may suspend trading of the Units prior to the final distribution. Effective as of the date of the final distribution to CBI holders, the Units will be removed from listing on the Pacific Exchange, Inc. and all Units will be canceled as of that same date.



                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

        Upon a motion made by the Trust, and after notice of the hearing was provided to all CBI holders of record, the Bankruptcy Court entered an order on September 24, 1997 that determined that all undeliverable CBIs or cash distributions, and cash distribution checks that have not been cashed, were to be declared Unclaimed Distributions (as defined in the Plan) as of October 31, 1997. The Trust was ordered (i) to cancel, as of October 31, 1997, the undeliverable CBIs and the CBIs associated with the undeliverable or uncashed distribution checks, (ii) to stop payment on and cancel all outstanding checks that evidence such cash Unclaimed Distributions, and (iii) to distribute such cash Unclaimed Distributions on a pro rata basis to the identified and located CBI holders as part of the final distribution of cash to CBI holders. The Trust expects to cancel 1,177 Units as a result of this order.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits:

                 27     Financial Data Schedule


        (b)      Reports on Form 8-K

                 No reports on Form 8-K were filed by the Trust during the third quarter of 1997.

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


Dated: November 14, 1997